Form 10-Q
period 1995-11-30
CRYENCO SCIENCES INC
filed 1996-01-16
CIK 798044

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

                         COMMISSION FILE NUMBER  0-14996

                           CRYENCO SCIENCES, INC.
            (Exact name of Registrant as specified in its charter)


             DELAWARE                                      52-1471630
    (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)

  3811 JOLIET STREET, DENVER, COLORADO                                80239
(Address of Principal Executive Offices)                            (Zip Code)

               Registrant's telephone number, including area code:
                                 (303) 371-6332

                   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes  X   No

                   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: Class A common stock, par value $.01 per share; 6,916,197 shares outstanding as of January 12, 1996.

                    CRYENCO SCIENCES, INC. AND SUBSIDIARY

                              TABLE OF CONTENTS

                                                                 Page

PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . .    3

               Item 1.  Introductory Comments . . . . . . . . .    3

                   Consolidated Balance Sheets
                   August 31, 1995 and November 30, 1995  . . .    4

                   Consolidated Statements of Operations
                   Three Month Periods Ended November 30,
                   1994 and November 30, 1995 . . . . . . . . .    6

                   Consolidated Statements of Cash Flows
                   Three Month Periods Ended November 30,
                   1994 and November 30, 1995 . . . . . . . . .    7

                   Notes to Consolidated Financial Statements .    8

               Item 2.  Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations . . . . . . . . . . . . .   11

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .   13

               Item 1.  Legal Proceedings . . . . . . . . . . .   13

               Item 6.  Exhibits and Reports on Form 8-K. . . .   14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .   19

           CRYENCO SCIENCES, INC. AND SUBSIDIARY


              PART I - FINANCIAL INFORMATION


Item 1.         FINANCIAL STATEMENTS

Introductory Comments:

               The Consolidated Financial Statements included herein have been prepared by Cryenco Sciences, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these Consolidated Financial Statements be read in conjunction with the financial information set forth in the Company's Annual Report for the fiscal year ended August 31, 1995.

                              CRYENCO SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                            AUGUST 31,    NOVEMBER 30,
                                                1995          1995
                                            ----------    ------------
                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                  $   632       $   972
  Accounts receivable                          2,821         2,601
  Costs and estimated earnings in excess
  of billings on uncompleted contracts         6,707         5,846
  Inventories (NOTE 2)                         4,208         4,898
  Prepaid expenses                               116            63
                                             -------       -------
Total current assets                          14,484        14,380

Property and equipment:
  Leasehold improvements                         684           684
  Machinery and equipment                      3,979         4,119
  Office furniture and equipment                 402           440
                                             -------       -------
                                               5,065         5,243
  Less accumulated depreciation                2,249         2,438
                                             -------       -------
                                               2,816         2,805

Deferred financing costs                         256           222
Organizational costs                             103            78
Goodwill                                       5,375         5,338
Other assets                                     343           381
                                             -------       -------
Total assets                                 $23,377       $23,204
                                             -------       -------
                                             -------       -------

                              CRYENCO SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                           AUGUST 31,    NOVEMBER 30,
                                              1995           1995
                                           ----------    ------------
                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $ 3,469          $ 3,722
  Accrued expenses                             877              707
  Accrued management fees                      324              358
  Customer deposits                              3              107
  Current portion of long-term debt
   (NOTE 3)                                  1,593            2,271
  Income tax payable                           246              215
                                           -------          -------
Total current liabilities                    6,512            7,380

Long-term debt, less current portion
  (NOTE 3)                                   5,629            4,551
                                           -------          -------

Stockholders' equity:
  Preferred stock, $0.01 par value,
  authorized shares - 2,000,000,
  preferences, limitations and relative
  rights to be established by the Board
  of Directors:
     Series A, nonvoting, 150,000
     authorized shares, 67,838 issued
     and outstanding shares (aggregate
     liquidation preference of
     $678,380)                                   1                1
  Common stock, $0.01 par value:
     Class A, voting, 21,500,000
      authorized shares, 6,842,828
      and 6,916,197 shares issued
      and outstanding                           68               69
     Class B, nonvoting, 1,500,000
      authorized shares, none issued or
      outstanding                               --               --
  Additional paid-in capital                14,022           14,021
  Warrants                                     169              169
                                                            -------
  Retained earnings (deficit)               (3,024)          (2,987)
                                           -------
Total stockholders' equity                  11,236           11,273
                                           -------          -------
Total liabilities and stockholders' equity $23,377          $23,204
                                           -------          -------
                                           -------          -------

                      CRYENCO SCIENCES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
       (In thousands, except share and per share amounts)
                           (Unaudited)

                                     THREE MONTHS ENDED      THREE MONTHS ENDED
                                     NOVEMBER 30, 1994       NOVEMBER 30, 1995
                                     ------------------      ------------------
Contract revenue                         $    5,592               $    7,313
Cost of revenue                               4,488                    5,945
                                         ----------               ----------
Gross profit                                  1,104                    1,368

Selling, general and administrative
 expenses                                       700                      700
Research and development expenses                10                      202
Amortization expense                             86                       86
                                         ----------               ----------
Operating income                                308                      380

Other (income) expense:
  Interest income                                (4)                      (1)
  Interest expense                              237                      236
  Other expense, net                              4                       51
                                         ----------               ----------
Income before income taxes                       71                       94

Income tax expense                               25                       34
                                         ----------               ----------
Net income                               $       46               $       60
                                         ----------               ----------

Earnings per common and common
  equivalent share (NOTE 4)              $        0.01            $        0.01
                                         -------------            -------------

Weighted average number of shares
  and common equivalent shares
  outstanding                             5,404,162                7,467,511
                                         ----------               ----------
                                         ----------               ----------

                                       6

                    CRYENCO SCIENCES, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands)
                         (Unaudited)

                                       THREE MONTHS   THREE MONTHS
                                           ENDED           ENDED
                                       NOVEMBER 30,   NOVEMBER 30,
                                           1994           1995
                                       ------------   ------------
OPERATING ACTIVITIES
Net income                              $   46           $   60
Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
    Depreciation                           163              188
    Amortization                           116              121
    Changes in operating assets and
    liabilities:
     Accounts receivable                  (886)             220
     Costs and estimated earnings in
      excess of billings on uncompleted
      contracts                            565              861
     Inventories                          (915)            (690)
     Income taxes                           25              (31)
     Prepaid expenses and other assets      11                9
     Accounts payable                    1,110              253
     Accrued expenses                      (33)            (136)
     Customer deposits                    (259)             104
                                        ------           ------
Net cash provided (used) by operating
 activities                                (57)             959
                                        ------           ------

INVESTING ACTIVITIES
Purchases of property and equipment       (288)            (177)
Patents                                     --              (20)
                                        ------           ------
Net cash (used) by investing activities   (288)            (197)
                                        ------           ------

FINANCING ACTIVITIES
Payments of long-term debt                (340)            (400)
Dividends paid on preferred stock          (21)             (22)
                                        ------           ------
Net cash (used) by financing activities   (361)            (422)

Net increase (decrease) in cash and cash
 equivalents                              (706)             340
Cash and cash equivalents at beginning of
 period                                    779              632
                                        ------           ------
Cash and cash equivalents at end
 of period                              $   73           $  972
                                        ------           ------
                                        ------           ------

Supplementary disclosure of cash flow
information:
  Cash paid for interest                $  206           $  202
  Cash paid for taxes                       --              100

Supplementary disclosures of noncash
financing activity:
  Issuance of common stock in
   exchange for warrants
    exercised                           $    1           $    1

                                       7

                    CRYENCO SCIENCES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NOVEMBER 30, 1995
                         (Unaudited)


1.           BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 1995 are not necessarily indicative of the results that may be expected for the year ending August 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1995.

2.           INVENTORIES

             Inventories (in thousands) consisted of the following:

                                                AUGUST 31,      NOVEMBER 30,
                                                  1995              1995
                                                ----------      ------------
Raw materials                                    $3,514            $3,726
Finished goods and work-in-process                  794             1,272
                                                 ------            ------
                                                  4,308             4,998
Less reserve for obsolescence                      (100)             (100)
                                                 ------            ------
                                                 $4,208            $4,898
                                                 ------            ------
                                                 ------            ------

                                       8

3.           LONG-TERM DEBT

             Long-term debt (in thousands) at November 30, 1995 is comprised of the following:

Note payable bearing interest at 14%, subordinated unsecured.
 Interest is payable quarterly and principal payments of $275,000 are
 due beginning November 30, 1996.                                         $2,200
Term loan bearing interest at the adjusted LIBO rate (as defined in the loan agreement) plus 3.5% (9.375% at November 30 1995) payable
 quarterly at varying amounts through maturity at February 28, 1997.       2,125
Revolving credit facility maturing February 28, 1997. Interest is payable quarterly at the adjusted LIBO rate (as defined in the loan
 agreement) plus 3.5% (9.375% at November 30, 1995).                       2,200
Other                                                                        297
                                                                          ------
                                                                           6,822
Less current portion                                                       2,271
                                                                          ------
                                                                          $4,551
                                                                          ------
                                                                          ------

            In December 1995, the Company entered into a Credit and Security Agreement with FBS Business Finance Corporation ("FBS"). Under the agreement, FBS will provide a revolving loan facility of up to $10,000,000 and a term loan facility of up to $2,960,000, subject to the amount of the Company's borrowing base and manufacturing equipment additions in the fiscal year ending August 31, 1996, respectively. Initial funding under the agreement is dependent upon the satisfaction of certain conditions, including certain third party consents. The revolving loan will initially bear interest at the First Bank National Association reference rate (the "Reference Rate") plus 1/2%, while the term loan will initially bear interest at the Reference Rate plus 3/4%. Both loans have provisions for incentive pricing whereby the rates may adjust upward or downward depending upon the future performance of the Company.

            On January 16, 1996 the Company obtained the initial funding under the revolving loan in the amount of $5,825,000. The proceeds of this loan were used to retire the outstanding Chemical Bank revolving credit facility ($2,200,000), to retire the outstanding Chemical Bank term loan ($2,125,000), to make a partial payment on the outstanding CIT note payable ($500,000), and for general corporate purposes ($1,000,000).

4.          EARNINGS PER SHARE

             Net earnings per share is computed using the weighted average number of shares of common stock outstanding for the period. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. In calculating net earnings per share, preferred dividends of $22,293 reduced the net earnings available to common stockholders for the three months ended November 30, 1995. Fully diluted net earnings per common share is not significantly different from primary net earnings per common share.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED
NOVEMBER 30, 1994 AND NOVEMBER 30, 1995

            Contract  revenue increased  30.8%  to $7.3  million  for the  three months ended November 30, 1995 from $5.6 million for the three months ended November 30, 1994. The improvement is the result of increases in revenue from industrial gas trailers which increased $2.1 million over the corresponding period in the prior year and from LNG products which increased $527,000 over the same period in the prior year, offset partially by decreases in TVAC-Registered Trademark- intermodal containers and MRI cryostats and components which decreased $544,000 and $288,000, respectively, over the same period in the prior year.

            Gross profit for the three months ended November 30, 1995 increased 23.9% to $1.4 million, or 18.7% of contract revenue, from $1.1 million, or 19.7% of contract revenue, for the three months ended November 30, 1994. The gross profit improvement was primarily the result of decreases in under absorbed manufacturing overhead expenses and warranty costs compared to the same period of the prior year. Offsetting these decreased costs were some decreases in product gross profit margins for industrial gas trailers and MRI cryostats and components.

            Selling, general and administrative expenses were unchanged at $700,000 for the three months ended November 30, 1995 and for the three months ended November 30, 1994, and decreased as a percentage of contract revenue to 9.6% from 12.5% during the same period. Research and development costs increased to $202,000 for the three months ended November 30, 1995 from $10,000 for the three months ended November 30, 1994. This increase is primarily the result of the Company's funding of the continuing expenses of the TADOPTR development, which was previously funded by others. Amortization expense was essentially unchanged from the prior three month period.

            Interest expense for the three months ended November 30, 1995 was virtually unchanged from the three months ended November 30, 1994. This is due to the reduced levels of borrowing being offset by increased capital equipment financing costs. Other non-operating items resulted in expense of $51,000 for the three months ended November 30, 1995, compared to expense of $4,000 in the comparable period of 1994. The increase in expense is primarily due to cash discounts given to customers for accelerated payments.

            Income tax expense increased to $34,000 for the three months ended November 30, 1995 from $25,000 for the three months ended November 30, 1994. The expense in both years is the result of taxable income for the periods and estimated annual tax rates.

            The resulting net income increased to $60,000 for the three months ended November 30, 1995 from $46,000 for the corresponding prior year period. This is the result of the cumulative effect of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

            At November 30, 1995, the Company's working capital was $7.0 million, which represented a current ratio of 1.9 to 1. Also, the Company's outstanding indebtedness under the Credit Agreement with Chemical Bank was $4.3 million, of which $2.1 million represented term indebtedness and $2.2 million represented revolving indebtedness. At November 30, 1995, the Company's outstanding indebtedness to The CIT Group/Equity Investments, Inc. ("CIT") was $2.2 million which represented subordinated indebtedness.

            Cash flow from operations for the three months ended November 30, 1995 resulted in cash provided of $959,000 compared to a usage of cash of
$57,000 in the same period of the prior year. In the current year, cash has been provided by reductions in costs and estimated earnings in excess of billings on uncompleted contracts and accounts receivable, and by increases in accounts payable and customer deposits. Partially offsetting these sources of cash were the increase in inventories and the decrease in accrued expenses. In the three months ended November 30, 1994, an increase in contract revenue resulted in a corresponding increase in accounts receivable and inventories, which was partially offset by an increased level of accounts payable.

            The Company believes that its existing capital resources, together with cash flow from future operations will be sufficient to meet its short term working capital needs. Additional financing may be required for future expansion of operations, as necessary.

            In December 1995, the Company entered into a Credit and Security Agreement with FBS Business Finance Corporation ("FBS"). Under the agreement, FBS will provide a revolving loan facility of up to $10,000,000 and a term loan facility of up to $2,960,000, subject to the amount of the Company's borrowing base and manufacturing equipment additions in the fiscal year ending August 31, 1996, respectively. Initial funding under the agreement is dependent upon the satisfaction of certain conditions, including certain third party consents. The revolving loan will initially bear interest at the First Bank National Association reference rate (the "Reference Rate") plus 1/2%, while the term loan will initially bear interest at the Reference Rate plus 3/4%. Both loans have provisions for incentive pricing whereby the rates may adjust upward or downward depending upon the future performance of the Company.

            On January 16, 1996 the Company obtained the initial funding under the revolving loan in the amount of $5,825,000. The proceeds of this loan were used to retire the outstanding Chemical Bank revolving credit facility ($2,200,000), to retire the outstanding Chemical Bank term loan ($2,125,000), to make a partial payment on the outstanding CIT note payable ($500,000), and for general corporate purposes ($1,000,000).

                           PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            In November 1995, the Company was one of over 1,100 companies to receive from the United States Environmental Protection Agency (the "EPA") a Notice of Potential Liability and Request for Information for the waste disposal site of Chemical Handling Corporation located in Jefferson County, Colorado. According to the notice, Chemical Handling Corporation operated the site from early 1988 until March 1992, as a solvent recycle and a fuel blender. During this period the Company from time to time contracted with Chemical Handling Corporation for the disposal of a portion of the waste products produced from its manufacturing operations.

            In March 1992, the EPA gained access to the site, and has undertaken a number of activities to dispose of waste products found there. Following these efforts, the EPA performed a Preliminary Assessment/Site Investigation and determined that no further action need be taken at the site, and it will not be proposed for listing on the National Priorities List of Superfund Sites. Through November 1995, the EPA had incurred in excess of $2.2 million in response costs in association with the cleanup of the site. No estimate is available of the additional costs which may be incurred.

            The Company has provided information to the EPA concerning the nature and quantity of materials sent to Chemical Handling Corporation for treatment, storage or disposal. Once all of the responses have been received by the EPA, they will complete their waste-in database and determine a volumetric ranking of waste sent to the site by all generators. This will enable the EPA to identify the smaller or "de minimis" generators to whom the EPA intends to make an offer for settlement in exchange for contribution protection. This effort is expected to take several months.

             The Company believes it may be among the companies identified as "de minimis" generators; however, at this time it is impossible to estimate either the total costs of the cleanup effort or the portion of that cost that may be assigned to the Company. The Company may have recourse against Chemical Handling Corporation for any costs so assigned to the Company.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits

              EXHIBIT   DESCRIPTION OF EXHIBITS

                  3.1 Restated Certificate of Incorporation of the Company, incorporated by reference
                        to   Exhibit   3.1   to   the   Company's
                        Registration Statement on Form S-2,  File
                        No.  33-48738,  filed on  June  19,  1992
                        (the "S-2 Registration Statement").

                  3.2 By-laws of the Company, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-7532, filed on July 25, 1986.

                  3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, incorporated by reference to
                        Exhibit  3.3  to  the  Company's   Annual
                        Report on Form 10-K for the fiscal year ended August 31, 1995 (the "1995 Annual Report").

                  3.4 Certificate of Designation, Preferences and Rights of the Series A Preferred Stock of the Company, incorporated by reference to Exhibit 3.4 to the Company's 1995 Annual Report.

                  3.5 Corrected Certificate of Amendment of Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.5 to the Company's 1995 Annual Report.

                  4.1 See Article Fourth of the Restated Certificate of Incorporation, as amended and corrected, of the Company (Exhibit
                        3.5  hereof), incorporated  by  reference
                        to  Exhibit  4.1 to  the  Company's  1995
                        Annual Report.

                  4.2 Forms of Common Stock and Class B Common Stock certificates of the Company, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4, File No. 33-43782, filed on December 19, 1991.

                  4.3 Registration Rights Agreement dated as of August 30, 1991 among Cryenco Holdings, Inc. ("CHI"), CIT, Chemical
                        Bank  and  the Investors  named  therein,
                        incorporated by reference to Exhibit  4.3
                        to the Company's 1995 Annual Report.

                  4.4 Warrant Agreement dated as of August 30, 1991 between Chemical Bank, CHI and the Company, incorporated by reference to
                        Exhibit 4.4 to  the Company's 1995 Annual
                        Report.

                   4.5 Letter Agreement dated April 15, 1992 among the Company, CIT and Chemical Bank relating to the Warrants referred to herein at Exhibits 4.8 and 4.9, incorporated by reference to Exhibit 4.9 to the S-2 Registration Statement.

                  4.6 Letter Agreement dated August 12, 1992 between the Company and Chemical Bank relating to the Warrants referred to herein at Exhibit 4.8, incorporated by reference to Exhibit 4.6 to the Company's 1995 Annual Report.

                  4.7 Letter Agreement dated August 12, 1992 between the Company and CIT relating to the Warrants referred to herein at
                        Exhibit 4.9,  incorporated  by  reference
                        to Exhibit  4.7  to  the  Company's  1995
                        Annual Report.

                  4.8   Warrants  issued  to Chemical  Bank  each
                        dated  April 27,  1992,  incorporated  by
                        reference   to   Exhibit   4.8   to   the
                        Company's 1995 Annual Report.

                  4.9   Warrants   issued   to  CIT   each  dated
                        April 27,     1992,    incorporated    by
                        reference   to   Exhibit   4.9   to   the
                        Company's 1995 Annual Report.

                  4.10 Warrant issued to Dain Bosworth Incorporated dated August 20, 1992, incorporated by reference to Exhibit
                        4.12 to the S-2 Registration Statement.

                  4.11 Warrant Agreement dated as of March 12, 1993 between the Company and Alfred Schechter, incorporated by reference to
                        Exhibit   4.11  to   the  Company's  1995
                        Annual Report.

                  4.12  Warrant Agreement dated as  of March  12,
                        1993  between  the

                        Company and Don M. Harwell, incorporated by reference to Exhibit 4.12 to the Company's 1995 Annual Report.

                  4.13 Warrant Agreement dated as of March 12, 1993 between the Company and Mezzanine Capital Corporation Limited ("MCC"), incorporated by reference to Exhibit
                        4.13   to   the  Company's   1995  Annual
                        Report.

                  4.14  Warrant issued to Alfred Schechter  dated
                        March   12,    1993,   incorporated    by
                        reference   to   Exhibit  4.14   to   the
                        Company's 1995 Annual Report.

                  4.15  Warrant issued  to Don  M. Harwell  dated
                        March   12,    1993,   incorporated    by
                        reference   to   Exhibit  4.15   to   the
                        Company's 1995 Annual Report.

                  4.16  Warrant  issued  to  MCC dated  March 12,
                         1993,   incorporated  by   reference   to
                        Exhibit   4.16  to   the  Company's  1995
                        Annual Report.

                  4.17 Letter Agreement dated as of June 9, 1993 between the Company and Alfred Schechter with respect to the Exercise Price for the Warrant referred to herein at Exhibit 4.14, incorporated by reference to Exhibit 4.17 to the Company's 1995 Annual Report.

                  4.18  Letter Agreement  dated  as  of  June  9,
                        1993  between  the  Company  and  Don  M.
                        Harwell  with  respect  to  the  Exercise
                        Price for the  Warrant referred to herein
                        at   Exhibit   4.15,   incorporated    by
                        reference   to   Exhibit  4.18   to   the
                        Company's 1995 Annual Report.

                  4.19 Letter Agreement dated as of June 9, 1993 between the Company and MCC with respect to the Warrant referred to herein at Exhibit 4.16, incorporated by reference to Exhibit 4.19 to the Company's 1995 Annual Report.

                  4.20  Warrant  issued  to Chemical  Bank  dated
                        November   24,  1993,   incorporated   by
                        reference   to   Exhibit  4.20   to   the
                        Company's 1995 Annual Report.

                  4.21  Warrant  issued to CIT dated November 24,
                        1993,   incorporated  by   reference   to
                        Exhibit   4.21  to   the  Company's  1995
                        Annual Report.

                  4.22 Warrant Agreement dated as of January 26, 1995 between the Company and Alfred Schechter, incorporated by reference to
                        Exhibit   4.22  to   the  Company's  1995
                        Annual Report.

                  4.23 Warrant Agreement dated as of January 26, 1995 between the Company and Don M. Harwell, incorporated by reference to
                        Exhibit   4.23  to   the  Company's  1995
                        Annual Report.

                  4.24 Warrant Agreement dated as of January 26, 1995 between the Company and MCC, incorporated by reference to Exhibit
                        4.24   to   the  Company's   1995  Annual
                        Report.

                  4.25  Warrant issued to Alfred Schechter  dated
                        January   26,   1995,   incorporated   by
                        reference   to   Exhibit  4.25   to   the
                        Company's 1995 Annual Report.

                  4.26  Warrant issued  to Don  M. Harwell  dated
                        January   26,   1995,   incorporated   by
                        reference   to   Exhibit  4.26   to   the
                        Company's 1995 Annual Report.

                  4.27  Warrant issued  to MCC  dated January 26,
                        1995,   incorporated  by   reference   to
                        Exhibit   4.27  to   the  Company's  1995
                        Annual Report.

                  4.28 See the Certificate of Designation, Preferences and Rights of the Series A Preferred Stock of the Company (Exhibit
                        3.4  hereof), incorporated  by  reference
                        to  Exhibit  4.28  to the  Company's 1995
                        Annual Report.

                  4.29 Warrant Agreement dated as of June 8, 1994 between the Company and Cryogenic TADOPTR Company, L.P. and the Form of
                        Warrant   Certificate   issued   pursuant
                        thereto,  incorporated  by  reference  to
                        Exhibit   4.29  to   the  Company's  1995
                        Annual Report.

                  4.30 Warrant Agreement dated as of December 20, 1994 between the Company and The
                        Edgehill   Corporation,  incorporated  by
                        reference   to   Exhibit  4.30   to   the
                        Company's 1995 Annual Report.

                  4.31 Warrant issued to The Edgehill Corporation dated as of December 20, 1994, incorporated by reference to
                        Exhibit   4.31  to   the  Company's  1995
                        Annual Report.

                  4.32 Registration Rights Agreement dated as of December 20, 1994 among the Company, certain parties named therein and International Capital Partners, Inc., incorporated by reference to Exhibit
                        4.32   to   the  Company's   1995  Annual
                        Report.

                  4.33 Form of Warrant issued to each of International Capital Partners, Inc. and the parties named in the Registration Rights Agreement dated as of December 20, 1994 (Exhibit 4.32 hereof),
                        incorporated  by  reference  to   Exhibit
                        4.33   to   the  Company's   1995  Annual
                        Report.

                  *10.1 Credit  and  Security Agreement  dated as
                        of  December 19,  1995 and  Supplement  A
                        thereto   between  Cryenco,   Inc.,   the
                        Company   and   FBS   Business    Finance
                        Corporation.

                  *27   Financial  Date   Schedule  pursuant   to
                        Article 5  of Regulation  S-X filed  with
                        EDGAR filing only.

                   (b) No reports on Form 8-K have been filed during the quarter ended November 30, 1995.

________________
* Filed herewith

                                    SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CRYENCO SCIENCES, INC.
                                               (Registrant)

                                           By: /s/ Alfred Schechter
                                              -------------------------------
                                              Alfred Schechter, Chairman
                                              of the Board, Chief Executive
                                              Officer and President



                                              /s/ James A. Raabe
                                              -------------------------------
                                              James A. Raabe,
                                              Chief Financial Officer


January 12, 1996

              EXHIBIT   DESCRIPTION OF EXHIBITS                          PAGE

                  3.1 Restated Certificate of Incorporation of the Company, incorporated by reference
                        to   Exhibit   3.1   to   the   Company's
                        Registration Statement on Form S-2,  File
                        No. 33-48738,  filed  on  June  19,  1992
                        (the "S-2 Registration Statement").

                  3.2 By-laws of the Company, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-7532, filed on July 25, 1986.

                  3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, incorporated by reference to
                        Exhibit  3.3  to  the  Company's   Annual
                        Report on Form 10-K for the fiscal year ended August 31, 1995 (the "1995 Annual Report").

                  3.4 Certificate of Designation, Preferences and Rights of the Series A Preferred Stock of the Company, incorporated by reference to Exhibit 3.4 to the Company's 1995 Annual Report.

                  3.5 Corrected Certificate of Amendment of Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.5 to the Company's 1995 Annual Report.

                  4.1 See Article Fourth of the Restated Certificate of Incorporation, as amended and corrected, of the Company (Exhibit
                        3.5  hereof), incorporated  by  reference
                        to Exhibit  4.1  to  the  Company's  1995
                        Annual Report.

                  4.2 Forms of Common Stock and Class B Common Stock certificates of the Company, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4, File No. 33-43782, filed on December 19, 1991.

                  4.3 Registration Rights Agreement dated as of August 30, 1991 among Cryenco Holdings, Inc. ("CHI"), CIT, Chemical
                        Bank  and  the Investors  named  therein,
                        incorporated by reference to Exhibit  4.3
                        to the Company's 1995 Annual Report.

                  4.4 Warrant Agreement dated as of August 30, 1991 between Chemical Bank, CHI and the Company, incorporated by reference to
                        Exhibit  4.4 to the Company's 1995 Annual
                        Report.

                  4.5 Letter Agreement dated April 15, 1992 among the Company, CIT and Chemical Bank relating  to  the  Warrants  referred  to
                         herein   at   Exhibits   4.8   and   4.9,
                        incorporated by reference to  Exhibit 4.9
                        to the S-2 Registration Statement.

                  4.6 Letter Agreement dated August 12, 1992 between the Company and Chemical Bank relating to the Warrants referred to herein at Exhibit 4.8, incorporated by reference to Exhibit 4.6 to the Company's 1995 Annual Report.

                  4.7 Letter Agreement dated August 12, 1992 between the Company and CIT relating to the Warrants referred to herein at
                        Exhibit 4.9,  incorporated  by  reference
                        to Exhibit  4.7  to  the  Company's  1995
                        Annual Report.

                  4.8   Warrants  issued  to Chemical  Bank  each
                        dated  April 27,  1992,  incorporated  by
                        reference   to   Exhibit   4.8   to   the
                        Company's 1995 Annual Report.

                  4.9   Warrants   issued   to  CIT   each  dated
                        April 27,     1992,    incorporated    by
                        reference   to   Exhibit   4.9   to   the
                        Company's 1995 Annual Report.

                  4.10 Warrant issued to Dain Bosworth Incorporated dated August 20, 1992, incorporated by reference to Exhibit
                        4.12 to the S-2 Registration Statement.

                  4.11 Warrant Agreement dated as of March 12, 1993 between the Company and Alfred Schechter, incorporated by reference to
                        Exhibit   4.11  to   the  Company's  1995
                        Annual Report.

                  4.12 Warrant Agreement dated as of March 12, 1993 between the Company and Don M. Harwell, incorporated by reference to
                        Exhibit   4.12  to   the  Company's  1995
                        Annual Report.

                  4.13 Warrant Agreement dated as of March 12, 1993 between the Company and Mezzanine Capital Corporation Limited ("MCC"), incorporated by reference to Exhibit
                        4.13   to   the  Company's   1995  Annual
                        Report.

                  4.14  Warrant issued to Alfred Schechter  dated
                        March   12,    1993,   incorporated    by
                        reference   to   Exhibit  4.14   to   the
                        Company's 1995 Annual Report.

                  4.15  Warrant issued  to Don  M. Harwell  dated
                        March   12,    1993,   incorporated    by
                        reference   to   Exhibit  4.15   to   the
                        Company's 1995 Annual Report.

                  4.16  Warrant  issued  to  MCC dated  March 12,
                        1993,   incorporated  by   reference   to
                        Exhibit   4.16  to   the  Company's  1995
                        Annual Report.

                  4.17 Letter Agreement dated as of June 9, 1993 between the Company and Alfred Schechter with respect to the Exercise Price for the Warrant referred to herein at Exhibit 4.14, incorporated by reference to Exhibit 4.17 to the Company's 1995 Annual Report.

                  4.18 Letter Agreement dated as of June 9, 1993 between the Company and Don M. Harwell with respect to the Exercise Price for the Warrant referred to herein at Exhibit 4.15, incorporated by reference to Exhibit 4.18 to the Company's 1995 Annual Report.

                  4.19 Letter Agreement dated as of June 9, 1993 between the Company and MCC with respect to the Warrant referred to herein at Exhibit 4.16, incorporated by reference to Exhibit 4.19 to the Company's 1995 Annual Report.

                  4.20  Warrant  issued  to Chemical  Bank  dated
                        November   24,  1993,   incorporated   by
                        reference   to   Exhibit  4.20   to   the
                        Company's 1995 Annual Report.

                  4.21  Warrant issued to CIT dated  November 24,
                        1993,   incorporated  by   reference   to
                        Exhibit   4.21  to   the  Company's  1995
                        Annual Report.

                  4.22  Warrant  Agreement  dated as  of  January
                        26, 1995  between the Company and  Alfred
                        Schechter, incorporated  by
                        reference to Exhibit 4.22 to the Company's
                        1995 Annual Report.

                  4.23 Warrant Agreement dated as of January 26, 1995 between the Company and Don M. Harwell, incorporated by reference to
                        Exhibit   4.23  to   the  Company's  1995
                        Annual Report.

                  4.24 Warrant Agreement dated as of January 26, 1995 between the Company and MCC, incorporated by reference to Exhibit
                        4.24   to   the  Company's   1995  Annual
                        Report.

                  4.25  Warrant issued to Alfred Schechter  dated
                        January   26,   1995,   incorporated   by
                        reference   to   Exhibit  4.25   to   the
                        Company's 1995 Annual Report.

                  4.26  Warrant issued  to Don  M. Harwell  dated
                        January   26,   1995,   incorporated   by
                        reference   to   Exhibit  4.26   to   the
                        Company's 1995 Annual Report.

                  4.27  Warrant issued  to MCC dated January  26,
                        1995,   incorporated  by   reference   to
                        Exhibit   4.27  to   the  Company's  1995
                        Annual Report.

                  4.28 See the Certificate of Designation, Preferences and Rights of the Series A Preferred Stock of the Company (Exhibit
                        3.4  hereof), incorporated  by  reference
                        to  Exhibit 4.28  to the  Company's  1995
                        Annual Report.

                  4.29 Warrant Agreement dated as of June 8, 1994 between the Company and Cryogenic TADOPTR Company, L.P. and the Form of Warrant Certificate issued pursuant thereto,  incorporated  by  reference  to
                        Exhibit   4.29  to   the  Company's  1995
                        Annual Report.

                  4.30 Warrant Agreement dated as of December 20, 1994 between the Company and The Edgehill Corporation, incorporated by reference to Exhibit 4.30 to the Company's 1995 Annual Report.

                  4.31 Warrant issued to The Edgehill Corporation dated as of December 20, 1994, incorporated by reference to
                        Exhibit   4.31  to   the  Company's  1995
                        Annual Report.

                  4.32 Registration Rights Agreement dated as of December 20, 1994 among the Company, certain parties named therein and International Capital Partners, Inc., incorporated by reference to Exhibit
                        4.32   to   the  Company's   1995  Annual
                        Report.

                  4.33 Form of Warrant issued to each of International Capital Partners, Inc. and the parties named in the Registration Rights Agreement dated as of December 20, 1994 (Exhibit 4.32 hereof),
                        incorporated  by  reference  to   Exhibit
                        4.33   to   the  Company's   1995  Annual
                        Report.

                  *10.1 Credit  and  Security Agreement  dated as
                        of  December 19,  1995  and  Supplement A
                        thereto   between  Cryenco,   Inc.,   the
                        Company   and   FBS   Business    Finance
                        Corporation.

                  *27   Financial  Date   Schedule  pursuant   to
                        Article 5  of Regulation  S-X filed  with
                        EDGAR filing only.


________________
* Filed herewith