Form 10-Q
period 1996-02-29
CRYENCO SCIENCES INC
filed 1996-04-11
CIK 798044

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
                               -------------    ----------------

                         Commission file number  0-14996
                        --------------------------------

                             CRYENCO SCIENCES, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                      52-1471630
- -------------------------------                   ----------------------------
(State or other jurisdiction of                   (IRS Employer Identification
incorporation or organization)                               Number)


3811 Joliet Street, Denver, Colorado                                    80239
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

               Registrant's telephone number, including area code:

                                 (303) 371-6332
                                 --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: Class A common stock, par value $.01 per share; 6,996,997 shares outstanding as of April 11, 1996.

                      CRYENCO SCIENCES, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . .      3

       Item 1.  Introductory Comments. . . . . . . . . . . . . . . . .      3

            Consolidated Balance Sheets
            August 31, 1995 and February 29, 1996  . . . . . . . . . .      4

            Consolidated Statements of Operations
            Three Month and Six Month Periods Ended
            February 28, 1995 and February 29, 1996. . . . . . . . . .      6

            Consolidated Statements of Cash Flows
            Six Month Periods Ended February 28,
            1995 and February 29, 1996 . . . . . . . . . . . . . . . .      7

            Notes to Consolidated Financial Statements . . . . . . . .      8

       Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations. . . . . . . . . . . . . . . . . . . . .     11


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .     13

       Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .     13

       Item 4.  Submission of Matters to a Vote of Security-Holders. .     14

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .     15

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

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

                             CRYENCO SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                    AUGUST 31,      FEBRUARY 29,
                                                       1995             1996
                                                   ------------     --------------
                                                                      (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                     $     632        $     645
     Accounts receivable                               2,821            4,207
     Costs and estimated earnings in excess of
       billings on uncompleted contracts               6,707            5,384
     Inventories (NOTE 2)                              4,208            3,921
     Prepaid expenses                                    116              209
                                                    ---------       ---------
Total current assets                                  14,484           14,366

Property and equipment:
     Leasehold improvements                              684              684
     Machinery and equipment                           3,979            4,299
     Office furniture and equipment                      402              766
                                                   ---------        ---------
                                                       5,065            5,749
     Less accumulated depreciation                     2,249            2,648
                                                   ---------        ---------
                                                       2,816            3,101

Deferred financing costs                                 256              131
Organizational costs                                     103               52
Goodwill                                               5,375            5,301
Other assets                                             343              326
                                                   ---------        ---------

Total assets                                       $  23,377        $  23,277
                                                   ---------        ---------
                                                   ---------        ---------


                             CRYENCO SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                  AUGUST 31,      FEBRUARY 29,
                                                     1995             1996
                                                 ------------    --------------
                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $   3,469        $   2,676
   Accrued expenses                                      877            1,079
   Accrued management fees                               324              382
   Customer deposits                                       3               37
   Current portion of long-term debt (NOTE 3)          1,593              689
   Income tax payable                                    246              375
                                                   ---------         --------
Total current liabilities                              6,512            5,238

Long-term debt, less current portion (NOTE 3)          5,629            6,644
                                                    --------          -------
                                                      12,141           11,882

Stockholders' equity:
   Preferred stock, $0.01 par value,
   authorized shares - 2,000,000, preferences,
   limitations and relative rights to be
   established by the Board of Directors:
      Series A, nonvoting, 150,000 authorized
      shares, 67,838 issued and outstanding
      shares (aggregate liquidation preference
      of $678,380)                                         1                1
   Common stock, $0.01 par value:
     Class A, voting, 21,500,000 authorized
      shares, 6,842,828 and 6,996,997 shares
      issued and outstanding                              68               70
     Class B, nonvoting, 1,500,000 authorized
      shares, none issued or outstanding                  --               --
   Additional paid-in capital                         14,022           14,020
   Warrants                                              169              169
   Retained earnings (deficit)                        (3,024)          (2,865)
                                                   ---------         --------
Total stockholders' equity                            11,236           11,395
                                                   ---------         --------
Total liabilities and stockholders' equity         $  23,377        $  23,277
                                                   ---------         --------
                                                   ---------         --------



                             CRYENCO SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)



                                    THREE MONTHS ENDED   THREE MONTHS ENDED    SIX MONTHS ENDED    SIX MONTHS ENDED
                                     FEBRUARY 28, 1995    FEBRUARY 29, 1996    FEBRUARY 28, 1995   FEBRUARY 29, 1996
                                    ------------------   ------------------    -----------------   -----------------
Contract revenue                        $    6,279          $    8,983          $   11,871          $   16,296
Cost of revenue                              5,174               7,193               9,662              13,139
                                        ----------          ----------          ----------          ----------
Gross profit                                 1,105               1,790               2,209               3,157

Selling, general and
     administrative expenses                   679                 840               1,379               1,539
Research and development
     expenses                                    7                 229                  17                 431
Amortization expense                            91                  86                 172                 172
                                        ----------          ----------          ----------          ----------
Operating income                               328                 635                 641               1,015

Other (income) expense:
     Interest income                            (3)                 --                  (7)                 (1)
     Interest expense                          245                 204                 487                 440
     Other expense, net                         26                  53                  30                 104
                                        ----------          ----------          ----------          ----------
Income from operations before
     income taxes and
     extraordinary item                         60                 378                 131                 472

Income tax expense                              21                 139                  46                 174
                                        ----------          ----------          ----------          ----------
Income from operations before
     extraordinary item                         39                 239                  85                 298
Extraordinary item (net of
     income tax benefit of $54)
     (NOTE 4)                                   --                 (93)                 --                 (93)
                                        ----------          ----------          ----------          ----------
Net income                                $     39          $      146          $       85          $      205
                                        ----------          ----------          ----------          ----------
                                        ----------          ----------          ----------          ----------

Earnings per common and
     common equivalent share
     (NOTE 5)

     Income from operations
       before extraordinary item         $    0.00           $    0.03            $   0.01             $  0.03
     Extraordinary item                         --               (0.01)                 --               (0.01)
                                        ----------          ----------          ----------          ----------
     Net income                          $    0.00           $    0.02            $   0.01             $  0.02
                                        ----------          ----------          ----------          ----------
                                        ----------          ----------          ----------          ----------

Weighted average number of
     shares and common
     equivalent shares outstanding       5,956,898           7,316,766           5,679,003           7,320,111
                                        ----------          ----------          ----------          ----------
                                        ----------          ----------          ----------          ----------

                                        6

                             CRYENCO SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                FEBRUARY 28, 1995   FEBRUARY 29, 1996
                                                                -----------------   -----------------
OPERATING ACTIVITIES
Net income                                                         $     85            $    205
Adjustments to reconcile net income
  to net cash provided (used) by operating activities:
     Depreciation                                                       330                 399
     Amortization                                                       238                 378
     Changes in operating assets and liabilities:
       Accounts receivable                                              640              (1,386)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                             (916)              1,323
       Inventories                                                   (2,083)                287
       Income taxes                                                      46                  93
       Prepaid expenses and other assets                               (218)               (169)
       Accounts payable                                               1,508                (735)
       Accrued expenses                                                (121)                202
       Customer deposits                                               (556)                 33
                                                                   --------            --------

Net cash provided (used) by operating activities                     (1,047)                630
                                                                   --------            --------
INVESTING ACTIVITIES
Purchases of property and equipment                                    (781)               (380)
                                                                   --------            --------
Net cash (used) by investing activities                                (781)               (380)
                                                                   --------            --------

FINANCING ACTIVITIES
Payments of long-term debt                                             (675)             (9,679)
Borrowings                                                               --               9,486
Dividends paid on preferred stock                                       (41)                (44)
Sale of common stock and common stock warrants                        2,305                  --
                                                                   --------            --------
Net cash provided (used) by financing activities                      1,589                (237)
                                                                   --------            --------

Net increase (decrease) in cash and cash equivalents                   (239)                 13
Cash and cash equivalents at beginning of period                        779                 632
                                                                   --------            --------
Cash and cash equivalents at end of period                         $    540            $    645
                                                                   --------            --------
                                                                   --------            --------

Supplementary disclosure of cash flow information:
     Cash paid for interest                                        $    421            $    377
     Cash paid for taxes                                                 --                 100

Supplementary disclosures of noncash financing activity:
     Issuance of common stock in exchange for warrants
       exercised                                                   $      1            $      2
     Equipment acquired and financed under capital leases                --                 304


                             CRYENCO SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 1996
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 29, 1996 are not necessarily indicative of the results that may be expected for the year ending August 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1995.

2.   INVENTORIES

     Inventories (in thousands) consisted of the following:


                                              AUGUST 31,    FEBRUARY 29,
                                                 1995           1996
                                              ----------    ------------
Raw materials                                  $ 3,514         $ 3,293
Finished goods and work-in-process                 794             720
                                               -------         -------
                                                 4,308           4,013
Less reserve for obsolescence                     (100)            (92)
                                               -------         -------
                                               $ 4,208         $ 3,921
                                               -------         -------
                                               -------         -------

3.   LONG-TERM DEBT

     Long-term debt (in thousands) at February 29, 1996 is comprised of the following:



  Note payable bearing interest at 14%, subordinated
       unsecured.  Interest is payable quarterly and
       principal payments of $275,000 are due beginning
       November 30, 1996.                                              $ 1,700
  Revolving credit facility maturing December 31, 1998.
       Interest is payable monthly at the reference
       rate (as defined in the loan agreement) plus
       0.5% (8.75% at February 29, 1996).                                5,065

  Other                                                                    568
                                                                      --------
                                                                         7,333
  Less current portion                                                     689
                                                                      --------
                                                                       $ 6,644
                                                                      --------
                                                                      --------


     In December 1995, the Company entered into a Credit and Security Agreement with FBS Business Finance Corporation ("FBS"). Under the agreement, FBS is providing a revolving loan facility of up to $10,000,000 and a term loan facility of up to $2,960,000, subject to the amount of the Company's borrowing base and manufacturing equipment additions in the fiscal year ending August 31, 1996, respectively. The revolving loan will initially bear interest at the First Bank National Association reference rate (the "Reference Rate") plus 0.5%, while the term loan will initially bear interest at the Reference Rate plus 0.75%. Both loans have provisions for incentive pricing whereby the rates may adjust upward or downward depending upon the future performance of the Company.

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

4.   EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT

     As a result of the early retirement of the Chemical Bank debt and the partial payment on the CIT note, the Company recognized an extraordinary expense of $93,000 (net of the related tax benefit of $54,000) for the write down of deferred financing expenses related to these debts during the three months ended February 29, 1996.

5.   EARNINGS PER SHARE

     Net earnings per share is computed using the weighted average number of shares of common stock outstanding for the period. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. In calculating net earnings per share, preferred dividends of $22,293 and $44,586 reduced the net earnings available to common stockholders for the three months and six months ended February 29, 1996, respectively. Fully diluted net earnings per common share is not significantly different from primary net earnings per common share.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED
FEBRUARY 28, 1995 AND FEBRUARY 29, 1996

     Contract revenue increased 43.1% to $9.0 million for the three months ended February 29, 1996 from $6.3 million for the three months ended February 28, 1995. Contract revenue for the first six months of the 1996 fiscal year increased 37.3% to $16.3 million from $11.9 million for the same period of the preceding year. The quarterly increase is primarily the result of increases in revenue from industrial gas trailers, which increased $1.5 million over the corresponding period in the prior year, and from LNG trailers, which increased $900,000 over the corresponding 1995 period. For the six month period the increase was primarily the result of the increases in revenues from industrial gas trailers and LNG products which increased $3.7 million and $1.3 million, respectively, over the corresponding six month period of the prior year.

     Gross profit for the three months ended February 29, 1996 increased 62.0% to $1.8 million, or 19.9% of contract revenue, from $1.1 million, or 17.5% of contract revenue, for the three months ended February 28, 1995. Gross profit for the first six months of the 1996 fiscal year increased 42.9% to $3.2 million, or 19.4% of contract revenue, from $2.2 million, or 18.6% of contract revenue, for the same period of the previous year. The gross profit improvement was the result of increased revenue coupled with reductions in warranty costs and unabsorbed manufacturing overhead expenses compared to the same periods of the prior year.

     Selling, general and administrative expenses increased 23.7% to $840,000 for the three months ended February 29, 1996 from $679,000 for the three months ended February 28, 1995, and decreased as a percentage of contract revenue to 9.4% from 10.8% during the same period. Selling, general and administrative expenses for the first six months of fiscal 1996 increased 11.6% to $1.5 million or 9.4% of contract revenue from $1.4 million or 11.6% of contract revenue compared to the corresponding period in the prior year. The increase is primarily due to increases in numerous administrative areas to support the increased level of business. Research and development costs increased to $229,000 for the three months ended February 29, 1996 from $7,000 for the three months ended February 28, 1995, and to $431,000 for the first six months of 1996 compared to $17,000 for the comparable period of the prior year. This increase is primarily due to the Company's continuing funding of TADOPTR development, LNG product development, and improvements for future trailer production. Amortization expense was essentially unchanged from the prior three month and six month periods.

     Interest expense for the three months ended February 29, 1996 decreased 16.7% to $204,000 from $245,000 for the three months ended February 28, 1995 and decreased 9.7% to $440,000 for the first six months of the 1996 fiscal year from $487,000 for the same period of the preceding year. This decrease is due to reduced levels of borrowing and amortization of debt issuance costs, combined with slightly lower rates of interest. Other non-operating items resulted in an expense of $53,000 for the three months ended February 29, 1996, compared to $26,000 in the comparable period of 1995, and an expense of $104,000 in the first six months of this year compared to $30,000 for the first six months of the 1995 fiscal year. For both periods, the increase in expense was primarily due to cash discounts given to customers for accelerated payments.

     Income tax expense increased to $139,000 for the three months ended February 29, 1996 from $21,000 for the three months ended February 29, 1995 and to $174,000 for the first six months of the fiscal year from $46,000 for the first six months of the prior year. The expense in both years is the result of taxable income for the periods and estimated annual tax rates.

     The resulting net income increased to $146,000 for the three months ended February 29, 1996 from $39,000 for the corresponding prior year period, and to $205,000 for the six months ended February 29, 1996 from $85,000 for the corresponding six month period of the prior year. This improvement is the result of the cumulative effect of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

     At February 29, 1996, the Company's working capital was $9.1 million, which represented a current ratio of 2.7 to 1. Also, the Company's outstanding revolving indebtedness under the Credit Agreement with FBS Business Finance Corporation ("FBS") was $5.1 million. At February 29, 1996 the Company's outstanding indebtedness to The CIT Group/Equity Investments, Inc. was $1.7 million which represented subordinated indebtedness.

     Cash flow from operations for the six months ended February 29, 1996 resulted in cash provided of $630,000 compared to a usage of cash of $1.0 million in the same period of the prior year. In the current year, cash has been provided by increased net income and non-cash expenses, which is only partially offset by the net increase in operating assets and liabilities. In the six months ended February 28, 1995, cash was used to increase inventories and costs and estimated earnings in excess of billings on uncompleted contracts, which was partially offset by the increased level of accounts payable.

     In December 1995, the Company entered into a Credit and Security Agreement with FBS. Under the agreement, FBS is providing the Company a revolving loan facility of up to $10,000,000 and a term loan facility of up to $2,960,000, subject to the amount of the Company's borrowing base and manufacturing equipment additions in the fiscal year ending August 31, 1996, respectively.
The revolving loan initially bears interest at the First Bank National Association reference rate (the "Reference Rate") plus 0.5%, while the term loan will initially bear interest at the Reference Rate plus 0.75%. Both loans have provisions for incentive pricing whereby the rates may adjust upward or downward depending upon the future performance of the Company. As stated above, the Company's outstanding indebtedness under the FBS revolving loan facility was $5.1 million at February 29, 1996. At such date, the Company had not drawn on the FBS term loan facility.

     The Company believes that its existing capital resources, together with cash flow from operations will be sufficient to meet its short term working capital needs. Additional financing may be required for future expansion of operations, as necessary.

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

     In March 1996, the Company received notification from the EPA that it was one of the smaller or "de minimis" generators at this site. With that notification was included an offer from the EPA to resolve alleged civil liability for waste products disposed at this site in return for a payment of $6,800.84. The Company has subsequently executed the Administrative Order on Consent and will make the required payment in a timely fashion.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company held its annual meeting of stockholders on January 25, 1996. The matters submitted to a vote of the Company's stockholders were (i) the election of eight directors, (ii) approval of the Company's 1995 Incentive and Non-Qualified Stock Option Plan and (iii) ratification of the appointment of Ernst & Young LLP as independent auditors for the 1996 fiscal year.

     The Company's stockholders re-elected the entire Board of Directors consisting of Alfred Schechter, Don M. Harwell, Dale A. Brubaker, Jerome L. Katz, Russell R. Haines, William P. Phelan, Burton J. Ahrens and Ajit G. Hutheesing.

     The Company's stockholders approved the Company's 1995 Incentive and Non-Qualified Stock Option Plan, which is described in the Company's definitive Proxy Statement which was filed with Securities and Exchange Commission on December 19, 1995, by a vote of 6,500,434 for, 140,454 against and 27,131 abstaining.  There were 248,178 broker non-votes with respect to this matter.

     The Company's stockholders ratified the Board of Director's appointment of Ernst & Young LLP as the Company's independent auditors for the 1996 fiscal year by a vote of 6,511,083 for, 137,101 against and 19,835 abstaining.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


   Exhibit     Description of Exhibits
   -------     -----------------------

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

     4.3 Registration Rights Agreement dated as of August 30, 1991 among Cryenco Holdings, Inc. ("CHI"), The CIT Group/Equity Investments, Inc. ("CIT"), Chemical Bank and the Investors named therein, incorporated by reference to Exhibit 4.3 to the Company's 1995 Annual Report.

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

     *10.1 First Amendment dated as of January 16, 1996 between FBS Business Finance Corporation, Cryenco, Inc., the Company and Cryenex, Inc., amending the Credit and Security Agreement dated as of December 19, 1995.

     *10.2 Letter Agreement dated January 12, 1996 between CIT and FBS Business Finance Corporation.

     *27 Financial Data Schedule pursuant to Article 5 of Regulation S-X filed with EDGAR filing only.

     (b) No reports on Form 8-K have been filed during the quarter ended February 29, 1996.

________________
* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CRYENCO SCIENCES, INC.
                                             (Registrant)


                                        By: /s/ Alfred Schechter
                                           ------------------------------
                                           Alfred Schechter, Chairman
                                           of the Board, Chief Executive
                                           Officer and President



                                           /s/ James A. Raabe
                                           ------------------------------
                                           James A. Raabe,
                                           Chief Financial Officer


April 11, 1996

                                  EXHIBIT INDEX


   Exhibit     Description of Exhibits                                      Page
   -------     ------------------------                                     ----

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

   Exhibit     Description of Exhibits                                      Page
   -------     -----------------------                                      ----

     4.3 Registration Rights Agreement dated as of August 30, 1991 among Cryenco Holdings, Inc. ("CHI"), The CIT Group/Equity Investments, Inc. ("CIT"), Chemical Bank and the Investors named therein, incorporated by reference to Exhibit 4.3 to the Company's 1995 Annual Report.

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

     4.8       Warrants issued to Chemical Bank each dated
               April 27, 1992, incorporated by reference to
               Exhibit 4.8 to the Company's 1995 Annual Report.

     4.9 Warrants issued to CIT each dated April 27, 1992, incorporated by reference to Exhibit 4.9 to the Company's 1995 Annual Report.

     4.10      Warrant issued to Dain Bosworth Incorporated dated
               August 20, 1992, incorporated by reference to
               Exhibit 4.12 to the S-2 Registration Statement.

   Exhibit     Description of Exhibits                                    Page
   -------     -----------------------                                    ----

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

   Exhibit     Description of Exhibits                                    Page
   -------     -----------------------                                    ----

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

     4.25      Warrant issued to Alfred Schechter dated January
               26, 1995, incorporated by reference to Exhibit
               4.25 to the Company's 1995 Annual Report.

     4.26      Warrant issued to Don M. Harwell dated January 26,
               1995, incorporated by reference to Exhibit 4.26 to the Company's 1995 Annual Report.

     4.27 Warrant issued to MCC dated January 26, 1995, incorporated by reference to Exhibit 4.27 to the Company's 1995 Annual Report.

  Exhibit      Description of Exhibits                                    Page
  -------      -----------------------                                    ----

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

     *10.1 First Amendment dated as of January 16, 1996 between FBS Business Finance Corporation, Cryenco, Inc., the Company and Cryenex, Inc., amending the Credit and Security Agreement dated as of December 19, 1995.

   Exhibit     Description of Exhibits                                    Page
   -------     -----------------------                                    ----

     *10.2 Letter Agreement dated January 12 1996 between CIT and FBS Business Finance Corporation.

     *27       Financial Data Schedule pursuant to Article 5 of
               Regulation S-X filed with EDGAR filing only.


________________
* Filed herewith