Form 10-Q
period 1996-05-31
CRYENCO SCIENCES INC
filed 1996-07-15
CIK 798044

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC   20549

                                      FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1996

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to

                           Commission file number  0-14996
                           --------------------------------

                              CRYENCO SCIENCES, INC.
- ------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

         Delaware                                  52-1471630
- -------------------------------          ------------------------------------
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization)


3811 Joliet Street, Denver, Colorado                  80239
- ------------------------------------------------------------------------------
(Address of Principal Executive Offices)            (Zip Code)

                 Registrant's telephone number, including area code:
                                    (303) 371-6332
                                    ---------------

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

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: Class A common stock, par value $.01 per share; 6,996,997 shares outstanding as of July 12, 1996.

                        CRYENCO SCIENCES, INC. AND SUBSIDIARY


                                  TABLE OF CONTENTS
                                  -----------------

                                                                  Page
                                                                  ----

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . .       3

    Item 1.  Financial Statements . . . . . . . . . . . . . .       3

         Introductory Comments. . . . . . . . . . . . . . . .       3

         Consolidated Balance Sheets
         August 31, 1995 and May 31, 1996 . . . . . . . . . .       4

         Consolidated Statements of Operations
         Three Month and Nine Month Periods Ended
         May 31, 1995 and May 31, 1996. . . . . . . . . . . .       6

         Consolidated Statements of Cash Flows
         Nine Month Periods Ended May 31,
         1995 and May 31, 1996. . . . . . . . . . . . . . . .       7

         Notes to Consolidated Financial Statements . . . . .       8

    Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations . . . . . . . . . . . . . . . . .      11


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . .      14

    Item 6.   Exhibits and Reports on Form 8-K. . . . . . . .      14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .      19

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

                                CRYENCO SCIENCES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)



                                                   AUGUST 31,        MAY 31,
                                                     1995              1996
                                                   ----------      ----------
                                                                   (Unaudited)


ASSETS

Current assets:

     Cash and cash equivalents                     $   632          $    107
     Accounts receivable                             2,821             6,715
     Costs and estimated earnings in excess of
       billings on uncompleted contracts             6,707             4,766
     Inventories (NOTE 2)                            4,208             4,194
     Prepaid expenses                                  116               162
                                                   -------          --------
Total current assets                                14,484            15,944

Property and equipment:
     Leasehold improvements                            684               684
     Machinery and equipment                         3,979             5,414
     Office furniture and equipment                    402               782
                                                   -------          --------
                                                     5,065             6,880
     Less accumulated depreciation                   2,249             2,860
                                                   -------          --------
                                                     2,816             4,020

Deferred financing costs                               256               136
Organizational costs                                   103                26
Goodwill                                             5,375             5,263
Other assets                                           343               282
                                                   -------          --------

Total assets                                       $23,377           $25,671
                                                   -------          --------
                                                   -------          --------

                                CRYENCO SCIENCES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)




                                                     AUGUST 31,      MAY 31,
                                                       1995           1996
                                                     ----------    ----------
                                                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                 $  3,469       $  2,511
     Accrued expenses                                      877          1,003
     Accrued management fees                               324            354
     Customer deposits                                       3             37
     Current portion of long-term debt (NOTE 3)          1,593          1,038
     Income tax payable                                    246            279
                                                     ---------      ---------
Total current liabilities                                6,512          5,222

Long-term debt, less current portion (NOTE 3)            5,629          8,864
                                                     ---------      ---------
                                                        12,141         14,086

Stockholders' equity:
     Preferred stock, $0.01 par
     value, authorized shares -
     2,000,000, preferences,
     limitations and relative
     rights to be established by
     the Board of Directors:
          Series A, nonvoting, 150,000
          authorized shares, 67,838 issued
          and outstanding shares (aggregate
          liquidation preference of $678,380)                1              1
     Common stock, $0.01 par value:
          Class A, voting, 21,500,000 authorized
          shares, 6,842,828 and 6,996,997 shares
          issued and outstanding                            68             70
          Class B, nonvoting, 1,500,000 authorized
          shares, none issued or outstanding                --             --

     Additional paid-in capital                         14,022         14,020
     Warrants                                              169            169
     Retained earnings (deficit)                        (3,024)        (2,675)
                                                     ---------      ---------

Total stockholders' equity                              11,236         11,585
                                                     ---------      ---------
Total liabilities and stockholders' equity             $23,377        $25,671
                                                     ---------      ---------
                                                     ---------      ---------

                                CRYENCO SCIENCES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except share and per share amounts)
                                     (Unaudited)




                                           Three Months Ended    Three Months Ended     Nine Months Ended      NINE MONTHS ENDED
                                               May 31, 1995          May 31, 1996           May 31, 1995           MAY 31, 1996
                                               ------------          ------------           ------------           ------------

Contract revenue                            $        6,921         $        8,259        $         18,792        $       24,555
Cost of revenue                                      5,518                  6,405                  15,180                19,544
Gross profit                                         1,403                  1,854                   3,612                 5,011
                                           ---------------         --------------         ---------------        --------------
Selling, general and
  administrative expenses                              728                    894                   2,107                 2,433
Research and development
  expenses                                              10                    277                      27                   708
Amortization expense                                    87                     87                     265                   259
                                           ---------------         --------------         ---------------        --------------
Operating income                                       578                    596                   1,213                 1,611

Other (income) expense:
     Interest income                                    (6)                    --                     (13)                   (1)
     Interest expense                                  255                    226                     736                   666
     Other expense, net                                 28                     32                      58                   136
                                           ---------------         --------------         ---------------        --------------


Income from operations before
  income taxes and extraordinary
  item                                                 301                    338                     432                   810

Income tax expense                                     105                    126                     151                   300
                                           ---------------         --------------         ---------------        --------------
Income from operations before
  extraordinary item                                   196                    212                     281                   510
Extraordinary item (net of
  income tax benefit of $54)
  (NOTE 4)                                             --                     --                      --                    (93)
                                           ---------------         --------------         ---------------        --------------
Net income                                     $       196            $       212           $         281         $         417
                                           ---------------         --------------         ---------------        --------------
                                           ---------------         --------------         ---------------        --------------

Earnings per common and
  common equivalent share
  (NOTE 5)

  Income from operations
   before extraordinary item                   $      0.03             $     0.03           $        0.04          $       0.06
  Extraordinary item                                    --                     --                      --                 (0.01)
                                           ---------------         --------------         ---------------        --------------
  Net income                                   $      0.03            $      0.03          $         0.04          $       0.05
                                           ---------------         --------------         ---------------        --------------
                                           ---------------         --------------         ---------------        --------------
Weighted average number of
  shares and common
  equivalent shares
  outstanding                                    6,245,440              7,318,413               5,969,890             7,320,789
                                           ---------------         --------------         ---------------        --------------
                                           ---------------         --------------         ---------------        --------------


                                CRYENCO SCIENCES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)



                                        NINE MONTHS ENDED    NINE MONTHS ENDED
                                           MAY 31, 1995         MAY 31, 1996
                                           ------------         ------------


OPERATING ACTIVITIES
Net income                                   $      281          $       417
Adjustments to reconcile net income
 to net cash used by operating
 activities:
    Depreciation                                    497                  611
    Amortization                                    357                  482
    Changes in operating assets
        and liabilities:
      Accounts receivable                           329               (3,894)
      Costs and estimated
        earnings in excess of
        billings on uncompleted
        contracts                                (1,289)               1,941
      Inventories                                (2,251)                  14
      Income taxes                                   88                   33
      Prepaid expenses and
        other assets                                339                 (159)
      Accounts payable                              (33)                (958)
      Accrued expenses                            1,819                  156
      Customer deposits                            (556)                  34
                                            -----------           ----------
Net cash used by operating activities              (419)              (1,323)
                                            -----------           ----------

INVESTING ACTIVITIES

Purchases of property and equipment              (1,394)              (1,510)
                                            -----------           ----------
Net cash used by investing activities            (1,394)              (1,510)
                                            -----------           ----------

FINANCING ACTIVITIES
Payments of long-term debt                         (998)             (17,309)
Borrowings                                           --               19,684
Dividends paid on preferred stock                   (61)                 (67)
Sale of common stock and common stock
  warrants                                        2,305                   --
                                            -----------           ----------

Net cash provided by financing
  activities                                      1,246                2,308
                                            -----------           ----------

Net decrease in cash and cash
  equivalents                                      (567)                (525)
Cash and cash equivalents at beginning
  of period                                         779                  632
                                            -----------           ----------
Cash and cash equivalents at end of
  period                                     $      212           $      107
                                            -----------           ----------
                                            -----------           ----------
Supplementary disclosure of cash flow
  information:

   Cash paid for interest                    $      421           $      590
   Cash paid for taxes                               --                  319

Supplementary disclosure of noncash
financing activity:
   Issuance of common stock in
     exchange for warrants
     exercised
                                             $        1            $       2
   Equipment acquired and financed
     under capital leases                           308                  304

                               CRYENCO SCIENCES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     MAY 31, 1996
      (Unaudited, except information for the fiscal year ended August 31, 1995)


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ending August 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1995.

2.  INVENTORIES

    Inventories (in thousands) consisted of the following:



                                            AUGUST 31,              MAY 31,
                                               1995                  1996
                                            --------               --------

Raw materials                                $ 3,514               $  3,478
Finished goods and work-in-process               794                    943
                                            --------               --------
                                               4,308                  4,421

Less reserve for obsolescence                   (100)                  (227)
                                            --------               --------
                                              $4,208                 $4,194
                                            --------               --------
                                            --------               --------

3.  LONG-TERM DEBT

    Long-term debt (in thousands) at May 31, 1996 is comprised of the following:


Note payable bearing interest at 14%,
     subordinated  unsecured.  Interest is payable
     quarterly and principal payments of
     $275,000 are due beginning November 30,
     1996.                                                      $1,700


Revolving credit facility maturing
     December 31, 1998.
     Interest is payable monthly at the
     reference rate (as defined in the loan
     agreement) plus 0.25% (8.50% at May 31,
     1996).                                                      7,154


Term loan facility maturing December 31,
     1998. Interest is payable monthly at the
     reference rate (as defined in the loan
     agreement) plus 0.75% (9.0% at May 31,
     1996).  Principal payments are due
     monthly beginning September 15, 1996
     based on a 48 month amortization of the
     August 31, 1996 principal balance.                            528



Other                                                              520
                                                              --------
                                                                 9,902

Less current portion                                             1,038
                                                              --------
                                                                $8,864
                                                              --------
                                                              --------


    In December 1995, the Company entered into a Credit and Security Agreement with FBS Business Finance Corporation ("FBS"). Under the agreement, FBS is providing a revolving loan facility of up to $10,000,000 and a term loan facility of up to $2,960,000, subject to the amount of the Company's borrowing base and manufacturing equipment additions in the fiscal year ending August 31, 1996, respectively. The revolving loan initially bore interest at the First Bank National Association reference rate (the "Reference Rate") plus 0.5%, while the term loan initially bore interest at the Reference Rate plus 0.75%. The revolving loan has a provision for incentive pricing whereby the rate may adjust upward or downward depending upon the future performance of the Company.

    On January 16, 1996, the Company obtained the initial funding under the revolving loan in the amount of $5,825,000. The proceeds of this loan were used to retire the outstanding Chemical Bank revolving credit facility ($2,200,000), to retire the outstanding Chemical Bank term loan ($2,125,000), to make a partial payment on the outstanding note payable ($500,000) to the CIT Group/Equity Investments, Inc. ("CIT"), and for general corporate purposes ($1,000,000).

4.  EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT

    As a result of the early retirement of the Chemical Bank debt and the partial payment on the CIT note, the Company recognized an extraordinary expense of $93,000 (net of the related tax benefit of $54,000) for the write down of deferred financing expenses related to these debts during the three months ended February 29, 1996.

5.  EARNINGS PER SHARE

    Net earnings per share is computed using the weighted average number of shares of common stock outstanding for the period. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. In calculating net earnings per share, preferred dividends of $22,538 and $67,123 reduced the net earnings available to common stockholders for the three months and nine months ended May 31, 1996, respectively. Fully diluted net earnings per common share is not significantly different from primary net earnings per common share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED
MAY 31, 1995 AND MAY 31, 1996


    Contract revenue increased 19.3% to $8.3 million for the three months ended May 31, 1996 from $6.9 million for the three months ended May 31, 1995.
Contract revenue for the first nine months of the 1996 fiscal year increased 30.7% to $24.6 million from $18.8 million for the same period of the preceding year. The quarterly increase is primarily the result of increases in revenue from industrial gas trailers, LNG trailers, and MRI cryostats and components, which increased $657,000, $612,000 and $602,000, respectively, over the corresponding period in the prior year. These increases were offset somewhat by decreased revenues from TVAC-Registered Trademark- intermodal containers, which decreased $590,000 over the corresponding 1995 period. For the nine month period, the increase was primarily the result of the increase in revenues from industrial gas trailers and LNG trailers, which increased $4.3 million and $1.5 million, respectively, over the corresponding nine month period of the prior year.

    Gross profit for the three months ended May 31, 1996 increased 32.1% to $1.9 million, or 22.4% of contract revenue, from $1.4 million, or 20.3% of contract revenue, for the three months ended May 31, 1995. Gross profit for the first nine months of the 1996 fiscal year increased 38.7% to $5.0 million, or 20.4% of contract revenue, from $3.6 million, or 19.2% of contract revenue, for the same period of the previous year. The gross profit improvement was the result of increased revenue coupled with reductions in unabsorbed manufacturing overhead expenses and warranty costs compared to the same periods of the prior year.

    Selling, general and administrative expenses increased 22.8% to $894,000 for the three months ended May 31, 1996 from $728,000 for the three months ended May 31, 1995, and increased as a percentage of contract revenue to 10.8% from 10.5% during the same periods. Selling, general and administrative expenses for the first nine months of fiscal 1996 increased 15.5% to $2.4 million or 9.9% of contract revenue from $2.1 million or 11.2% of contract revenue compared to the corresponding period in the prior year. The increases are primarily due to increases in numerous administrative areas to support the increased level of business. Research and development costs increased to $277,000 for the three months ended May 31, 1996 from $10,000 for the three months ended May 31, 1995, and to $708,000 for the first nine months of fiscal 1996 compared to $27,000 for the comparable period of the prior year. The increase in the current period is primarily the result of the Company's funding of additional development of LNG dispensing and storage equipment, while the increase in the nine month period also included continuing funding of TADOPTR development. Amortization expense was essentially unchanged from the prior three month and nine month periods.

    Interest expense for the three months ended May 31, 1996 decreased 11.4% to $226,000 from $255,000 for the three months ended May 31, 1995 and decreased 9.5% to $666,000 for the first nine months of the 1996 fiscal year from $736,000 for the same period of the preceding year.

This decrease is due to reduced levels of borrowing and amortization of debt issuance costs, combined with slightly lower rates of interest. Other non-operating items resulted in an expense of $32,000 for the three months ended May 31, 1996, compared to $28,000 in the comparable period of 1995, and an expense of $136,000 in the first nine months of this year compared to $58,000 for the first nine months of the 1995 fiscal year. For the nine month period the increase was primarily due to cash discounts given to customers for accelerated payments.

    Income tax expense increased to $126,000 for the three months ended May 31, 1996 from $105,000 for the three months ended May 31, 1995 and to $300,000 for the first nine months of the fiscal year from $151,000 for the first nine months of the prior year. The expense in both years is the result of taxable income for the periods and estimated annual tax rates.

    The resulting net income increased to $212,000 for the three months ended May 31, 1996 from $196,000 for the corresponding prior year period, and to $417,000 for the nine months ended May 31, 1996 from $281,000 for the corresponding nine month period of the prior year. This improvement is the result of the cumulative effect of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

    At May 31, 1996, the Company's working capital was $10.7 million, which represented a current ratio of 3.1 to 1. Also the Company's outstanding indebtedness under the Credit Agreement with FBS Business Finance Corporation ("FBS") was $7.7 million, of which $528,000 represented term indebtedness and $7.2 million represented revolving indebtedness. At May 31, 1996, the Company's outstanding indebtedness to The CIT Group/Equity Investments, Inc. was $1.7 million, which represented subordinated indebtedness.

    Cash flow from operations for the nine months ended May 31, 1996 resulted in a usage of cash of $1.3 million compared to a usage of cash of $419,000 in the same period of the prior year. In the current year, cash was used to support increased accounts receivable and decreased accounts payable, which was only partially offset by net income and the decrease in costs and estimated earnings in excess of billings on uncompleted contracts. In the nine months ended May 31, 1995, the increase in inventories and costs and estimated earnings in excess of billings on uncompleted contracts was only partially offset by the increased level of accounts payable.

    In December 1995, the Company entered into a Credit and Security Agreement with FBS. Under the agreement, FBS is providing the Company a revolving loan facility of up to $10,000,000 and a term loan facility of up to $2,960,000, subject to the amounts of the Company's borrowing base and manufacturing equipment additions in the fiscal year ending August 31, 1996, respectively.
The revolving loan initially bore interest at the First Bank National Association reference rate (the "Reference Rate") plus 0.5%, while the term loan initially bore interest at the Reference Rate plus 0.75%. The revolving loan has a provision for incentive pricing whereby the rate may adjust upward or downward depending upon the future performance of the Company. Currently, the revolving loan bears interest at the Reference Rate plus 0.25%. As stated above, at May 31, 1996 the Company's outstanding indebtedness under the FBS revolving loan facility was $7.2 million and the outstanding indebtedness under the term loan facility was $528,000.

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

         (b) No reports on Form 8-K have been filed during the quarter ended May 31, 1996.

________________
* Filed herewith

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CRYENCO SCIENCES, INC.
                              (Registrant)


                              By: /s/ Alfred Schechter
                                 --------------------------
                              Alfred Schechter, Chairman
                              of the Board, Chief Executive
                              Officer and President



                              /s/ James A. Raabe
                              -------------------------------
                              James A. Raabe,
                              Chief Financial Officer



July 12, 1996

                                    EXHIBIT INDEX

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