Form 10-K405
period 1996-08-31
CRYENCO SCIENCES INC
filed 1996-11-27
CIK 798044

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1996        Commission file number 0-14996
-----------------------------------------        ------------------------------

                             CRYENCO SCIENCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                               52-1471630
       ---------------------------------             -------------------
         (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)             Identification No.)

3811 Joliet Street, Denver, CO                                       80239
--------------------------------------------------------------------------------
Address of principal executive offices                            (Zip Code)

Registrant's telephone number, including area code:  303-371-6332
                                                     ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
        Title of each class                             which registered
        -------------------                        -------------------------
        None                                       None


Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, $.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ____
                                      ---
        Indicate by check mark if disclosure of  delinquent  filers  pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

        The aggregate market value at November 25, 1996 of shares of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant was approximately $13,334,638. On such date, the closing price of the Common Stock on the NASDAQ-National Market System was $2.00 per share. Solely for the purposes of this calculation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At November 25, 1996, there were outstanding 6,996,997 shares of Class A Common Stock, $.01 par value.

Documents Incorporated by Reference: Certain portions of the registrant's definitive proxy statement to be filed not later than December 29, 1996 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                             CRYENCO SCIENCES, INC.

                               INDEX TO FORM 10-K

Item Number                                                                           Page
-----------                                                                           ----
                                            PART I

Item 1.        Business                                                                 2
Item 2.        Properties                                                              10
Item 3.        Legal Proceedings                                                       10
Item 4.        Submission of Matters to a Vote of Security Holders                     10


                                           PART II

Item 5.        Market for Registrant's Common Equity and
                 Related Stockholder Matters                                           12
Item 6.        Selected Consolidated Financial Data                                    13
Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                   14
Item 8.        Financial Statements and Supplementary Data                             19
Item 9.        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                                   19

                                           PART III

Item 10.       Directors and Executive Officers of the Registrant                      20
Item 11.       Executive Compensation                                                  20
Item 12.       Security Ownership of Certain Beneficial Owners and
                 Management                                                            20
Item 13.       Certain Relationships and Related Transactions                          20


                                           PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K        21

Signatures                                                                             31

                                            PART I

ITEM 1.    BUSINESS.

GENERAL

       Cryenco Sciences, Inc., its subsidiaries and their predecessors (the "Company") have manufactured vacuum jacketed containment systems and related products since 1978. Vacuum jacketing provides a highly efficient and cost-effective insulation to prevent heat transfer and is therefore critical for many applications that are temperature-sensitive. The Company's products are used in such applications as magnetic resonance imaging ("MRI"), industrial gas transportation and storage, military cryogenics, liquefied natural gas transportation, storage and dispensing, vacuum jacketed intermodal transportation, and other applications requiring both custom and standard design and fabrication.

       The Company has significant expertise in the field of cryogenics, a branch of physics that deals with the production and effects of extremely cold temperatures on the properties of matter. To date, most applications for the Company's products have required the storing and handling of cryogenic liquids. Cryogenic liquids are typically atmospheric gases in the liquid state which have extremely low boiling points, such as liquid oxygen (-297 degrees Fahrenheit; 90 Kelvin), liquid nitrogen (-320 degrees Fahrenheit; 77 Kelvin) and liquid helium (-452 degrees Fahrenheit; 4 Kelvin), and density ratios reaching 700 to 1 compared to their atmospheric state. Cryogenic liquids are produced by compressing and cooling gases until they reach the liquid state. As liquids, they can be stored and transported with weight and volume advantages of five to ten times compared with compressed gases. The Company's vacuum jacketed containers minimize evaporation of these cryogenic liquids and preserve low temperature.

       The Company's expansion strategy is to extend vacuum jacketed technology into new areas, including high performance insulated containers which enhance energy conservation and environmental protection, and to take a leadership position in the introduction of products to advance the use of liquefied natural gas ("LNG") and compressed natural gas ("CNG") as alternatives to other fuels.
Management believes that current international efforts to conserve energy together with growing concerns for environmental issues provide opportunities for the Company to broaden the applications for its existing technology, both within and outside of its historical focus. One such opportunity is a direct application of the Company's current manufacturing expertise to develop alternative fuel powered transportation systems including dispensing systems using LNG and CNG. Another application is the use of LNG for heat and power in areas which are not served by gas pipelines. LNG is less costly than propane and is a much more environmentally friendly fuel. The Company is working with various bus and engine manufacturers, transit authorities and private fleet operators to supply LNG fuel tanks and systems. See "Products -- Liquefied and Compressed Natural Gas Products."

PRODUCTS

       The Company offers a wide range of custom and standard vacuum systems, components and accessories to meet the needs and requirements of customers in the medical, industrial gas, transportation, chemical, pharmaceutical, food, and aerospace and defense industries, as well as national laboratories, semiconductor manufacturers and the United States Government. The Company's products generally include an inner vessel that is surrounded by a jacket casing. An annular space is created between the vessel and the jacket casing into which insulation such as aluminum foil, glass paper or fiberglass is installed and a vacuum is created. This insulated system is designed to prevent heat gain or, in some cases, to promote heat retention. Both the inner vessel and jacket casing are generally made of carbon steel, stainless steel or aluminum. While the Company's products differ substantially in their use, they all require close tolerance forming and sophisticated welding of stainless steel and aluminum to create microscopically leak-tight systems.

           MRI CRYOSTAT COMPONENTS
       MRI is generally regarded as a significant advance in medical diagnostics and has been found to offer benefits not provided by other forms of medical examination. From a clinical point of view, MRI may also be considered superior to other available techniques in providing images of the central nervous system, particularly in the brain. Unlike x-rays and certain other imaging techniques, such as computerized axial tomography, MRI is a non-invasive procedure where the patient is not exposed to radiation or required to ingest any liquids or receive injections of any type. Although MRI is a relatively expensive technology to purchase and to operate, its growth has been substantial. MRI use has replaced or complemented much of the imaging done by other techniques and can decrease the number of necessary tasks performed on a patient, thereby eliminating the need for many exploratory procedures and adding significantly to diagnostic knowledge.

       The basis of the MRI technique is the magnetic properties of certain nuclei of the human body which can be detected, measured and converted into images for analysis. MRI equipment uses high-strength magnetic fields, applied radio waves and high-speed computers to obtain cross-sectional images of the body. The major components of the MRI assembly are a series of concentric thermal shields and a supercooled magnet immersed in a liquid helium vessel (a "cryostat") that maintains a constant, extremely low temperature (-452 degrees Fahrenheit; 4 Kelvin) to achieve superconductivity. The Company manufactures large cryostats, various cryogenic interfaces, electrical feed-throughs and various other MRI components, that are used to transfer power and/or cryogenic fluids from the exterior of the MRI unit to the various layers of the cryostat and superconducting magnet.

       The Company currently sells all of its MRI cryostats to General Electric Company ("GE"), and is the exclusive supplier of GE's cryostats. GE is the leading worldwide manufacturer of MRI equipment. The Company will soon complete the second year of its current two-year contract with GE for the production of MRI cryostats, its tenth consecutive year of this work for GE. A new contract of two years is currently being negotiated with GE. It is anticipated that the contract will allow for price adjustments based upon the cost of material, which can be modified if GE changes specifications and contains options under which GE may adjust the number of units which it will purchase. Revenue from MRI cryostats and components was 35%, 36% and 50% of the Company's total revenue during the fiscal years ended August 31, 1996, 1995 and 1994, respectively. The Company's backlog of purchase orders with GE was approximately $6.0 million and $4.3 million at September 30, 1996 and September 30, 1995, respectively. It is expected that all of the Company's current backlog for MRI cryostat components will be filled by August 31, 1997.

       TRANSPORTATION AND STORAGE EQUIPMENT
       Cryogenic Transport Trailers
       Cryogenic transport trailers are designed to hold a variety of gases in liquid or gaseous state and are capable of storing and transporting such gases without substantial evaporation, limiting the loss to less than one percent per day. Because of these characteristics, cryogenic liquids can be transported over relatively long distances with marginal loss.

       The Company designs and produces transport trailers to the specific requirement of its customers. The primary purchasers of cryogenic transport trailers are industrial gas companies, independent carriers which service producers and users of these gases, and independent carriers transporting LNG for use as an alternative fuel. During the past year, the increased demand for new cryogenic transport trailers, combined with the Company's success in obtaining a high percentage of trailer orders placed, has resulted in an increased level of trailer production by the Company. The Company also repairs transport trailers built by others and provides such services for its own trailers.

       Revenue from cryogenic transport trailers was 42%, 33% and 17% of the Company's total revenue for the fiscal years ended August 31, 1996, 1995 and 1994, respectively. Sales of cryogenic transport trailers to Jack B. Kelley, Inc. and affiliated companies accounted for 21%, 12% and 6% of total revenue for the fiscal years ended August 31, 1996, 1995 and 1994, respectively. The Company's backlog of cryogenic transport trailers at September 30, 1996 and September 30, 1995 was $2.7 million and $10.3 million, respectively. It is expected that the Company's current backlog of cryogenic transport trailers will be filled by August 31, 1997.

       TVAC(R) Intermodal Containers
       Intermodal containers, which are used to store and transport various items worldwide, are generally uniform in size and are transferable from one mode of transportation or carrier to another. Management believes that there are in excess of 70,000 intermodal tank containers worldwide, many of which rely on mechanical refrigeration or heating to maintain the temperature of their contents.

       The Company has designed a number of models of its proprietary TVAC intermodal tank container, which fall into two categories. The first category, which is used in the chemical, food and pharmaceutical industries, enables the transportation of up to 5,500 gallons of temperature sensitive hot or cold liquids by truck, rail and ship without mechanical refrigeration or heating. The Company has been producing these products since 1993 for applications involving the transportation of various temperature-sensitive products, including hot liquid chocolate, glacial acrylic acid and chilled fruit juices. The second category, for the transportation and storage of cryogenic liquids, was developed in 1994, and also transports up to 5,500 gallons of these liquids without the need for mechanical refrigeration. As of

October 31, 1996, over 175 TVACs have been produced and are in service transporting food and chemical products as well as various cryogenic liquids including liquid argon and LNG.

       Revenue from TVACs accounted for 13%, 21% and 13% of the Company's total revenue for the fiscal years ended August 31, 1996, 1995 and 1994, respectively. Sales of TVACs to Jack B. Kelley, Inc. and affiliated companies accounted for 9%, 20% and 8% of the Company's total revenue during the same years. The Company's backlog of TVACs at September 30, 1996 and September 30, 1995 was $7.3 million and $4.8 million, respectively. It is expected that the Company's current backlog of TVACs will be filled by August 31, 1997.

       Cryogenic Storage Tanks
       Large cryogenic storage tanks ("Big Tanks") are used for the storage of liquefied atmospheric gases and LNG at sites where a permanent storage facility is desired. The Company has designed a series of shop-built Big Tanks to accommodate storage of cryogenic liquids from 15,000 gallons through 60,000 gallons. These tanks are an alternative to fieldbuilt tanks, and often provide a more cost effective storage solution for customers. The Company made its initial deliveries of Big Tanks in the fiscal year ended August 31, 1996.

       LIQUEFIED AND COMPRESSED NATURAL GAS PRODUCTS
       The Company believes that LNG, used as an alternative fuel in the transportation sector, offers a significant opportunity for application of the Company's cryogenic equipment and technology. Natural gas burns more cleanly than gasoline or diesel fuel, and advanced natural gas-fueled vehicles have the potential to reduce carbon monoxide emissions by about 90% and carbon dioxide emissions by about 25% compared with most gasoline powered vehicles. Recent legislation, including the Clean Air Act of 1990, has prompted many governmental agencies to consider and require conversion of municipal vehicles to the utilization of natural gas. In addition, the cost of LNG in many areas has decreased in the past year, primarily due to the increasing supply of LNG. This has resulted, in some cases, in an economic advantage over other fuels in both vehicle and industrial applications. Natural gas may be used in compressed (CNG) or liquid (LNG) states, and the Company believes that LNG offers a superior alternative to CNG for certain transportation applications, providing substantially longer range before refueling is required and requiring significantly less vehicle tank space and weight. Additionally, the Company believes that compressed natural gas made from liquefied natural gas ("LCNG") offers some distinct advantages as an alternative fuel compared to traditional CNG. Currently, LNG production requires liquefaction plants to convert the gas into a liquid state and specialized cryogenic containers to store and transport the liquid gas to fueling stations.

       The Company continues to develop proprietary products for the LNG and CNG transportation market. Among the products developed to date are LNG vehicle tanks for heavy vehicle applications, portable dispensing equipment for both LNG and LCNG, fueling facilities utilizing either a TVAC or a large permanent storage tank and dispensing equipment which looks and operates like a gasoline fuel station, a mobile refueling facility for dispensing both LNG and LCNG, and fuel gas modules for converting LNG to pipeline gas for industrial and commercial applications. Management believes that the Company's proprietary products developed for this market will be increasingly well received as the supply of LNG becomes more widespread, and as the advantages of LNG and LCNG as alternative fuels, including the economic advantages in an increasing number of cases, become apparent to the potential customers.

       The Company's joint venture with Jack B. Kelley, Inc., Applied LNG Technologies USA, LLC ("ALT-USA") has been active throughout the year in identifying opportunities for the use of LNG as an alternative fuel source, both for vehicle applications and for heat and power applications in areas not served by gas pipelines. The vehicle opportunities have recently been limited by an increased excise tax burden imposed by the Internal Revenue Service (the "IRS") for highway use of LNG as a motor fuel.

       On August 7, 1995 the IRS ruled that LNG is not a gaseous fuel, and should be taxed as a liquid motor fuel. The result of this ruling is to impose a much higher effective rate of tax on LNG, one that is 25.1 cents higher than CNG and 7.1 cents higher than diesel fuel. This tax penalty compared to diesel fuel has virtually halted the conversion of medium and large trucks from diesel to LNG. A number of bills have been introduced in Congress to eliminate this disparity, and this issue is currently working its way through the legislative process. While there appears to be substantial support for a reduction of the tax on LNG to a rate equaling the tax on CNG, the outcome of the effort and the timing are in question.

       The Company continues to seek international sales agents, licensees and joint venture partners, and continues to pursue the sale of LNG fuel tanks and systems to a number of potential domestic customers, including municipal and private fleets.

       TADOPTR
       The Company has obtained exclusive rights to license technology from the Los Alamos National Laboratory which management believes may enable the Company to produce a low cost, low maintenance, reliable cryogenic refrigerator, known as "TADOPTR", to be used as a liquefier to produce LNG and CNG in a variety of locations and applications. The TADOPTR refrigerator's maximum theoretical efficiency occurs at approximately 110 Kelvin (-260 degrees Fahrenheit), the liquefication temperature for natural gas.

       In June 1994, the Company received $780,000 in funding from a limited partnership for the purpose of developing a 500 gallon per day TADOPTR. In return for the partnership's investment, the Company issued warrants to purchase 200,000 shares of the Company's Common Stock at $3.00 per share, and entered into a Royalty Rights and Technology Development Agreement with the partnership pursuant to which royalties will be paid to the partnership on net revenues from the sale of TADOPTRs. The royalties are payable for a period of 20 years from the execution of the agreement. The Company spent the funds provided by the partnership for the development of a 500 gallon per day TADOPTR during the years ended August 31, 1995 and 1994. Should the development under this contract be successful, management believes that there are numerous potential applications for this technology, including use at fueling stations for LNG and CNG vehicles, use for liquefaction of natural gas at remote well locations and use in other commercial liquefaction applications.

       In May, 1995, the Company received a contract from BDM-Oklahoma, Inc., a program manager for the U.S. Department of Energy administering funding for LNG and CNG research, in the amount of $452,500 for further development of and additional enhancements to the TADOPTR liquefier and LNG dispenser system. During the year ended August 31, 1996, the Company billed approximately $120,000 against this contract.

       In October 1995, the Company successfully liquefied a stream of natural gas, utilizing a compressor to power the OPTR phase of the TADOPTR, which demonstrates that the OPTR technology can be scaled to a large size. In August 1996, the Company successfully operated a TAD power source, designed to operate a 500 gallon per day TADOPTR, which demonstrates that the TAD technology can also be scaled to a large size. Currently the Company is working to integrate the TAD and the OPTR hardware as well as developing related liquefier products. Considerable additional development is required to transition these developments to a refrigerator that will produce LNG efficiently and economically.

MANUFACTURING
       The Company's reputation as an innovative and effective problem solver is supported by its engineering expertise and manufacturing capabilities. Customized products often result from extended efforts between the Company's engineers and the customers' design staff.

       The Company meets stringent industrial and governmental specifications throughout the entire design and manufacturing process and produces fabrications in accordance with the requirements of the American Society of Mechanical Engineers ("ASME") and the Boiler and Pressure Container Vessel Code ("ASME
Code"). The ASME Code sets forth generally recognized standards for manufacturing, inspection and testing of containers for pressurized gases and liquids. The ASME, through the National Board of Pressure Vessel Inspectors, has examined and approved the Company's quality control system. This approval permits the Company to stamp its pressure containers with a symbol indicating that the equipment was built according to the requirements of the ASME Code. In addition, many of the Company's products are designed to meet various international standards for containers used for transporting regulated materials, such as the International Maritime Organization standards. The Company believes that, in many cases, its ability to meet such standards gives it a competitive advantage.

       To the extent that the Company's products transport cryogenic liquids in interstate commerce, they are also subject to regulation by the United States Department of Transportation. These regulations provide safety inspections that vary according to the method of transportation and the nature of the substance being transported. Also, many states and localities impose safety requirements which are independent of federal requirements.

       The Company's quality control procedures incorporate many "inspection points." Such inspection points require review of the quality of raw materials used by the Company, review of the engineering design, inspections throughout the manufacturing process and postmanufacture tests to insure the structural integrity of the container, its durability and its impermeability to leaks. At each inspection point, the quality control review is conducted both by employees of the Company and by representatives of an independent agency acceptable to the ASME. The frequency of inspections varies according to the nature of the manufacturing projects underway at any given time.

       The  Company  generally   warrants  its  manufactured   products  against
defective materials and workmanship for a period of one year from the date of delivery of the product.

       The principal raw materials and supplies used by the Company in its manufacturing processes are stainless steel, carbon steel, aluminum, valves, pressure gauges, liquid level detectors and insulation materials, such as aluminum foil. These materials are generally available at competitive prices from many sources.

SALES AND MARKETING
       The Company currently has five sales account executives. These sales account executives are responsible for specific customer and industry relationships. To facilitate its sales and marketing efforts, the Company has a sales administration department consisting of a sales manager, a sales administrator, an order entry clerk and a contract administrator, and agreements with marketing representatives to cover parts of the United States and Europe. In addition, the Company utilizes a team selling effort which draws upon the expertise of senior management from areas such as engineering, manufacturing, operations and finance. To supplement its direct sales efforts, the Company also has an indirect sales and marketing network, utilizing the personnel of customers and affiliates, including Chemical Leaman Tank Lines, Jack B. Kelley, Inc. and ALT-USA. The Company believes that its team approach and the utilization of outside resources enables it to address its customers' requirements more effectively and provide a more complete understanding of the costs involved in a particular project, allowing the Company to bid more competitively and maximize the opportunity for longer-term, high volume contracts.

CUSTOMERS
       Over the past several years, the Company has developed close working relationships with several significant customers, including GE, Jack B. Kelley, Inc., Chemical Leaman Tank Lines, MG Industries, BOC Gases, Air Products, the Department of Defense (the "DOD") and others. The Company's recent focus on broadening its product lines is reducing customer concentration to levels where the loss of a single contract or customer, other than GE and Jack B. Kelley, Inc., would not have a material adverse effect on the Company's overall business. GE and Jack B. Kelley, Inc. have accounted for substantial percentages of the Company's revenues during the past three fiscal years. See "Products -- MRI Cryostat Components" and "Products -- Transportation Equipment." The Company anticipates that its dependence on these customers will be reduced in future years.

       Historically, the Company's products were sold pursuant to customer orders which called for delivery on a relatively short term basis. Over the past several years, the Company has developed proprietary products which has enabled it to enter into longer term contracts with certain of its major customers. Such contracts contain product specifications, numbers of units, and pricing per unit, subject in some cases to adjustment for changes in cost of materials and product specifications. During the term of these contracts, the customer will issue specific purchase orders against which the Company will commence production. These orders are counted in the backlog when purchase orders are received.

       At September 30, 1996, the Company had a total backlog of $18.8 million, compared to a backlog of $21.2 million at September 30, 1995. The Company estimates that all of the current backlog will be filled by August 31, 1997. The Company's backlog fluctuates depending on placement of large orders from certain customers.

COMPETITION
       The Company has competitors in each of its product lines. Certain of these competitors are significantly larger and have greater financial resources than the Company. The Company believes that the principal competitive factors in the markets in which it competes are product expertise, quality, service and price. The Company believes that its products have achieved market acceptance due to the Company's ability to meet stringent industrial and governmental specifications, innovative design and attention to customer service. The Company has achieved significant market position in the fields of MRI cryostats, cryogenic truck trailers, cryogenic intermodal tank containers and LNG fueling systems, and has historically been one of the largest suppliers of cryogenic tankage to the DOD.

EMPLOYEES
       At September 30, 1996, the Company employed 210 persons, including 167 in manufacturing, 5 in quality control, 12 in administration, 11 in sales and 15 in engineering.

       The Company depends on many skilled employees, and the Company's success is affected by its ability to retain such employees. None of the Company's employees is represented by a union or other collective bargaining group, and management believes that its relationships with its employees are generally good.

ITEM 2.    PROPERTIES.

       The Company leases 14,700 square feet of office space and 105,100 square feet of manufacturing space for its primary offices and plant under a lease expiring in 2006 at 3811 Joliet Street, Denver, Colorado. Lease expense is $3.75 per square foot per year, to be increased every two years at an annual rate of between 3% and 5%, depending upon the level of inflation. Additionally, the Company is required to pay all maintenance for the premises and the cost of insurance and property taxes.

       The Company also leases approximately 13,700 square feet of office space and 91,300 square feet of manufacturing space at 5995 North Washington Street, Denver, Colorado under a lease expiring in 1999. The facility was remodeled in 1989 and substantial leasehold improvements were made to the manufacturing area to facilitate production and improve efficiencies. Lease expense is $3.25 per square foot per year and the Company is required to pay all taxes, insurance and maintenance for the premises. The Company has a right of first refusal to purchase the facility.

       The Company believes that its facilities are generally in good repair and provide suitable and adequate capacity for its present needs. Additional facilities may be required for future expansion of operations.

ITEM 3.    LEGAL PROCEEDINGS.

       Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not Applicable

EXECUTIVE OFFICERS OF THE COMPANY

       The following table sets forth certain information concerning the executive officers of the Company.


                                                               Positions and offices held
        Name                        Age                        during the past fiscal year
        ----                        ---                        ---------------------------

Alfred Schechter................     76            Chairman of the Board, Chief Executive
                                                   Officer  and   President  of  the  Company;
                                                   Chairman  of  the  Board,  Chief  Executive
                                                   Officer and President of Cryenco, Inc.

James A. Raabe..................     44            Vice President, Treasurer, Chief Financial
                                                   Officer  and   Secretary  of  the  Company;
                                                   Vice President,  Treasurer, Chief Financial
                                                   Officer and Secretary of Cryenco, Inc.




       Each executive officer serves at the pleasure of the Board of Directors and until his or her successor is duly elected and qualifies.

        ALFRED SCHECHTER has been Chairman of the Board and Chief Executive Officer of Cryenco, Inc. since September 1991, President of Cryenco, Inc. since September 1996 and Chairman of the Board, Chief Executive Officer and President of the Company since February 1992. Mr. Schechter has been a Director of Charterhouse Group International, Inc. ("Charterhouse") since 1985. Mr. Schechter served as Chairman of the Board and Chief Executive Officer of
Charter-Crellin, Inc., a designer, manufacturer and marketer of proprietary injected molded plastic products, from 1985 to 1989 and as Chairman of the Board and Chief Executive Officer of Paco Pharmaceutical Services, Inc., a pharmaceutical contract packaging company, from 1975 to 1988. Mr. Schechter is also a member of The Advisory Board of The Recovery Group, L.P., which invests in debt and equity securities of distressed companies. Mr. Schechter has held the positions of Chairman of Stanley Interiors Corporation, a manufacturer of home furnishings, Vice Chairman of Joseph Kirschner Company, Inc., a manufacturer of processed meat products, and Director of Paco Pharmaceutical Services, Inc., WDP, Inc., a brick refractory servicing the steel industry, Dreyers Grand Ice Cream, Inc., a manufacturer of ice cream products, Marathon Enterprises Inc., a manufacturer of processed meat products, and Garden America Corporation, a manufacturer and distributor of garden products.

        JAMES A. RAABE became Vice President and Chief Financial Officer of Cryenco, Inc. and Chief Financial Officer of the Company in July 1994. He later became Vice President of the Company and Treasurer of Cryenco, Inc. in January 1995 and Secretary and Treasurer of the Company and Secretary of Cryenco, Inc. in July 1995. Mr. Raabe was employed by Cryenco, Inc. in March 1994 as Financial Manager. Mr. Raabe was previously employed by Stanley Aviation Corporation, a manufacturer of aerospace products, from 1977 to 1993, where he was Vice President - Finance, Corporate Secretary and a Director of the Company. Mr. Raabe received his B.A. degree in Business Administration from California State University, Fullerton, and is a Certified Public Accountant.

                                            PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

       The Company's Common Stock is traded on the NASDAQ National Market System under the symbol CSCI. The following table sets forth the high and low sales prices for the Company's Common Stock as reported on the NASDAQ National Market System from September 1, 1994 to November 25, 1996. The prices set forth reflect interdealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.



                                                                                High      Low
                                                                                ----      ---
Fiscal Quarter Ended

   November 30, 1994.......................................................    $5 1/2    $3 1/8
   February 28, 1995.......................................................     4 1/2     2 1/2
   May 31, 1995............................................................     4 1/2     3
   August 31, 1995.........................................................     4 1/4     3 1/4

   November 30, 1995.......................................................    $5        $3 5/8
   February 29, 1996.......................................................     5 1/8     3 3/8
   May 31, 1996............................................................     4 3/8     3
   August 31, 1996.........................................................     4 3/4     2 5/8


   November 30, 1996 (through November 25, 1996)...........................    $3 3/4    $1 3/8


   The closing price of the Company's Common Stock on November 25, 1996 was $2.00 per share. At November 25, 1996, there were approximately 200 stockholders of record. However, the Company believes that at such date there were in excess of 500 beneficial stockholders.

DIVIDENDS

       The Company has never declared or paid any cash dividends on its Common Stock and currently intends to retain any earnings for use in its business. The Company's ability to pay cash dividends is currently limited by credit agreements and the Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

       The selected consolidated financial data at and for the fiscal years ended August 31, 1996, 1995, 1994 and 1993 are derived from financial statements which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data at and for the fiscal year ended August 31, 1992 are derived from the consolidated financial statements which have been audited by KPMG Peat Marwick LLP, independent auditors. This information should be read in conjunction with the Company's consolidated financial statements and related notes and other financial information appearing elsewhere herein.



                                                         Fiscal year ended August 31,
                                        -----------------------------------------------------------
                                            1996       1995         1994        1993       1992
                                            ----       ----         ----        ----       ----

                                                      (In thousands, except per share data)
Statement of income data:

    Contract Revenue                     $31,259     $27,215     $17,665     $13,099    $22,198
    Cost of revenue                       24,898      22,350      14,670      12,198     16,398
                                         -------     -------     -------     -------    -------
           Gross Profit                    6,361       4,865       2,995         901      5,800
    Selling, general and
      administrative expenses              3,288       2,867       2,834       3,396      2,366
    Research and development expenses        792          70          86         701        319
    Amortization expense                     346         346         338         286        321
                                         -------     -------     -------     -------    -------

    Operating income (loss)                1,935       1,582        (263)     (3,482)     2,794
    Interest expense, net                    943         987       1,105       1,057      1,282
    Other nonoperating expense
      (income), net                            9          40         (69)        (19)       111
                                         -------     -------     -------     -------    -------
    Income (loss) before income taxes
      and extraordinary item                 983         555      (1,229)     (4,500)     1,401
    Income tax (expense) benefit            (363)       (194)        403       1,196       (483)
                                         -------     -------     -------     -------    -------
    Income from operations before
      extraordinary item                     620         361        (896)     (3,304)       918
    Extraordinary item, net of taxes          93          --          --          --         --
                                         -------     -------     -------     -------    -------
    Net income (loss)                    $   527     $   361     $  (896)    $(3,304)       918
                                         =======     =======     =======     =======    =======

    Earnings (loss) per share (1)        $   .06     $   .04     $  (.17)    $  (.62)   $   .20
                                         =======     =======     =======     =======    =======

Balance sheet data:

    Total assets                         $25,704     $23,377     $18,404     $20,344    $21,644
    Long-term debt, excluding
      current maturities                   8,634       5,629       6,928       8,191      7,558
    Stockholders' equity                  11,673      11,236       7,047       7,191     10,420


(1) Net income (loss) per share for the fiscal years ended August 31, 1996, 1995, 1994, 1993 and 1992 have been calculated based on 7,230,773, 6,620,055, 5,346,760, 5,326,936 and 4,491,392 weighted average common and common equivalent shares outstanding during the year, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Discussions containing such forward-looking statements may be found in the materials set forth under "Business" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below. The Company's actual results could differ materially from those anticipated in the forward-looking statements.

GENERAL

        The Company's operating subsidiary, Cryenco, Inc. was organized in 1978. Effective August 30, 1991, Cryenco Holdings, Inc. ("CHI") acquired all of the outstanding common stock of Cryenco, Inc. On February 11, 1992, CHI was merged with and into Gulf & Mississippi Corporation and Gulf & Mississippi Corporation changed its name to Cryenco Sciences, Inc. (the "Merger"). The Merger has been accounted for as a reverse acquisition, whereby CHI is considered to be the acquirer of Gulf & Mississippi Corporation for accounting and financial reporting purposes. The discussion and analysis set forth below refers to the financial condition and results of operations of the Company, including its predecessor, Cryenco, Inc.

        The Company accounts for its revenue using the percentage-of-completion method, units delivered or completed contract, whichever is deemed more appropriate for the contract. See Note 1 to the consolidated financial statements. Revenue has been generated primarily from sales of cryogenic components and systems to a small number of significant customers. During the fiscal years ended August 31, 1996, 1995 and 1994, revenue from MRI cryostats and components accounted for 35%, 36% and 50%, respectively, of total contract revenue. Revenue from the sale and repair of cryogenic transport trailers and intermodal tank containers accounted for 55%, 55% and 40% of total contract revenue for the fiscal years ended August 31, 1996, 1995 and 1994, respectively.

        During fiscal 1996, the Company continued to concentrate its efforts on developing new domestic and international markets with an emphasis on product lines offering repeatability and higher volume potential while de-emphasizing its traditional job shop or short product run products. During this period, the Company expanded certain segments of its operations, including personnel and plant capacity, to support the growth from these new markets for its cryogenic technology. Management believes that the Company has been successful in securing the majority of the orders placed during the past year for these trailers. The markets for LNG fuel tanks and systems both in the United States and internationally are growing, but much more slowly than the Company had hoped. Nevertheless, this market appears to be improving as an increased availability of LNG and new products, including the Company's dispensing equipment and TVAC, have made LNG vehicles more economically viable.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain income and expense items as a percentage of revenue:



                                                                         Fiscal Year Ended
                                                                              August 31,
                                                                   --------------------------

                                                                   1996       1995     1994
                                                                   ----       ----     ----
Contract revenue..............................................     100.0%    100.0%    100.0%
Cost of revenue...............................................      79.7      82.1      83.0
                                                                   -----     -----     -----
Gross profit..................................................      20.3      17.9      17.0
Selling, general and administrative expenses..................      10.5      10.5      16.1
Research and development expenses.............................       2.5       0.3       0.5
Amortization expense..........................................       1.1       1.3       1.9
                                                                   -----     -----     -----
Operating (loss) income ......................................       6.2       5.8      (1.5)
Interest expense, net.........................................       3.0       3.6       6.3
Other nonoperating (income) expense, net......................       0.0       0.2      (0.4)
                                                                   -----     -----     -----
Income (loss) before income taxes and extraordinary item......       3.2       2.0      (7.4)
Income tax (expense) benefit..................................      (1.2)     (0.7)      2.3
                                                                   -----     -----     -----
Income (loss) before extraordinary item.......................       2.0       1.3      (5.1)
Extraordinary item............................................       0.3        --        --
                                                                   -----     -----     -----
        Net income (loss).....................................       1.7%      1.3%     (5.1)%
                                                                   =====     =====     =====

       FISCAL YEARS ENDED AUGUST 31, 1996 AND 1995

       Contract revenue increased 14.9% to $31.3 million in 1996 from $27.2 million in 1995, primarily as a result of the increase in revenue derived from the sale of industrial gas and LNG transport trailers, as well as revenue derived from the sale of various products to ALT-USA. Additionally, the Company recognized smaller increases in revenue from the production of MRI cryostats and sales of LNG products.

       Gross profit in 1996 increased 30.8% to $6.4 million from $4.9 million in 1995 and gross profit as a percentage of contract revenue increased to 20.3% in 1996 from 17.9% in 1995. This increase is the result of higher production levels which reduced the unabsorbed overhead, as well as the increasing gross margins in Transportation Equipment. Additionally, excess and obsolete inventory costs increased to $269,000 in 1996 from $55,000 in 1995, while warranty costs decreased from $663,000 in 1995 to $379,000 in 1996. The increase in obsolete inventory costs is primarily due to the changing of the Company's products during the past few years, which has resulted in certain inventory items having no anticipated production use, and an increase in the reserve for obsolete inventory. The decrease in warranty costs is primarily based on the improved quality of the Company's products. At August 31, 1996 the reserve for obsolete inventory was $150,000, compared to the $100,000 reserve at August 31, 1995.

       Selling, general and administrative expenses increased 14.7% to $3.3 million in 1996 from $2.9 million in 1995 and remained at 10.5% of contract revenue.

       Research and development expenses increased to $792,000 in 1996 from $70,000 in 1995. This increase is primarily due to the Company's funding of research and development for the TADOPTR program and for the further development of LNG products, both of which were in excess of amounts reimbursed from customers.

       Amortization expense remained at $346,000 in both 1996 and 1995.

       Interest income decreased to $1,000 in 1996 from $20,000 in 1995. This decrease is primarily due to the lower level of excess cash invested in short-term interest bearing accounts.

       Interest expense decreased to $944,000 in 1996 from $1.0 million in 1995. This decrease is the result of slightly higher average borrowings during the year which is more than offset by lower interest rates.

       Other nonoperating expense decreased to $9,000 in 1996 from $40,000 in 1995. This decrease is primarily due to the expenses from the Company's investment in ALT-USA in 1995 that did not recur in 1996.

       Income tax expense increased to $363,000 in 1996 from $194,000 in 1995, due primarily to the increased profit in 1996 compared to 1995.

       In 1996, the Company recorded an extraordinary expense of $93,000 net of income tax benefit of $54,000, with no corresponding expense in 1995. This amount is the result of the expensing in the current period of certain deferred financing expenses, due to the early retirement of the Chemical Bank loans and a portion of The CIT Group/Equity Investments, Inc.
("CIT") note.

       Net income increased to $527,000 in 1996 from $377,000 in 1995. The resulting net income is the result of the cumulative effect of the above factors.

       Net cash used by operating activities in 1996 amounted to $356,000 compared to $1.2 million in 1995. The use of cash in 1996 is primarily the result of an increase in accounts receivable resulting from the Company discontinuing its policy of granting cash discounts, combined with a decrease in accounts payable following the increase in borrowing capacity from FBS Business Finance Corporation. This use of funds was only partially offset by the decrease in costs and estimated earnings in excess of billings on uncompleted contracts during 1996.

       FISCAL YEARS ENDED AUGUST 31, 1995 AND 1994

       Contract revenue increased 54.1% to $27.2 million in 1995 from $17.7 million in 1994, primarily as a result of the increase in revenue derived from the sale of industrial gas and LNG transport trailers and TVAC intermodal containers. Additionally, the Company recognized smaller increases in revenue from the production of MRI cryostats and sales of LNG products.

       Gross profit in 1995 increased 62.4% to $4.9 million from $3.0 million in 1994 and gross profit as a percentage of contract revenue increased to 17.9% in 1995 from 17.0% in 1994. This increase is the result of higher production levels which reduced the unabsorbed overhead, as well as the increasing gross margins in Transportation Equipment and LNG Products. Additionally, the excess and obsolete inventory costs decreased to $55,000 in 1995 from $142,000 in 1994, while warranty costs increased from $287,000 in 1994 to $663,000 in 1995. The increase in warranty costs is primarily due to costs incurred on cryogenic transport trailers produced in 1993, and an increase in the warranty reserve. At August 31, 1995 the reserve for warranty costs was $200,000, compared to the $144,000 reserve at August 31, 1994, and the allowance for excess and obsolete inventory increased from $52,000 at August 31, 1994 to $100,000 at August 31, 1995.

       Selling, general and administrative expenses increased 1.2% to $2.9 million in 1995 from $2.8 million in 1994 and decreased as a percentage of contract revenue to 10.6% from 16.1%. This decrease resulted from continuing savings resulting from the Company's cost reduction efforts and the fixed nature of certain general and administrative expenses in relation to increased revenue.

       Research and development expenses decreased to $70,000 in 1995 from $86,000 in 1994. In both years, the costs for the continuing development of products were generally charged against specific customer orders.

       Amortization expense increased to $346,000 in 1995 from $338,000 in 1994. This increase is the result of the increased warrant amortization resulting from the 1993 debt restructuring with Chemical Bank, CIT and the Company's junior subordinated debt holders.

       Interest income decreased to $20,000 in 1995 from $103,000 in 1994. This decrease is primarily due to the lower level of excess cash invested in short-term interest bearing accounts.

       Interest expense decreased to $1.0 million in 1995 from $1.2 million in 1994. This decrease is primarily due to reduced level of interest bearing debt in 1995 compared to 1994.

       Other nonoperating expense increased to $40,000 in 1995 from the nonoperating income of $69,000 in 1994. This increase is primarily due to expenses from the Company's investment in ALT-USA in the current year compared to a reimbursement received for warranty claims in the prior year.

       Income tax expense increased to $194,000 in 1995 from a tax benefit of $403,000 in 1994, due primarily to the profit in 1995 compared to the loss in 1994.

       Net income increased to $361,000 in 1995 from a net loss of $896,000 in 1994. The resulting net income is the result of the cumulative effect of the above factors.

       Net cash used by operating activities in 1995 amounted to $1.2 million compared to $1.9 million provided by operating activities in 1994. The difference of $3.2 million is due to the increased level of operating activities of the Company, which has resulted in increased inventories and costs and estimated earnings in excess of billings on uncompleted contracts, which are only partially offset by the increase in accounts payable.

       LIQUIDITY AND CAPITAL RESOURCES

       At August 31, 1996, the Company's working capital was $9.8 million, which represented a current ratio of 2.8 to 1. Also, the Company's outstanding indebtedness under the Credit and Security Agreement with FBS Business Finance Corporation ("FBS") was $7.8 million, of which $615,000 represented term indebtedness and $7.2 million represented revolving indebtedness. At August 31, 1996, the Company's outstanding indebtedness to CIT was $1.7 million which represented subordinated indebtedness.

       In  December  1995,  the  Company  entered  into a  Credit  and  Security
Agreement with FBS. Under the agreement, FBS is providing a revolving loan facility of up to $10,000,000 and a term loan facility of up to $2,960,000, subject to the amount of the Company's borrowing base and manufacturing equipment additions in the fiscal year ended August 31, 1996, respectively. The revolving loan initially bore interest at the First Bank National Association reference rate (the "Reference Rate") plus 0.5%, while the term loan bears interest at the Reference Rate plus 0.75%. The revolving loan has a provision for incentive pricing whereby the rate may adjust upward or downward on a quarterly basis depending upon the performance of the Company.

       On January 16, 1996, the Company obtained the initial funding under the revolving loan in the amount of $5,825,000. The proceeds of this loan were used to retire the outstanding Chemical Bank revolving credit facility ($2,200,000), to retire the outstanding Chemical Bank term loan ($2,125,000), to make a partial payment on the outstanding note payable to CIT ($500,000), and for general corporate purposes ($1,000,000).

       The Credit and Security Agreement limits the Company's ability to make capital expenditures to $6.5 million for fiscal 1997, and $4.5 million for fiscal 1998. As necessary to supplement capital expenditure needs, Cryenco, Inc. intends to utilize leasing arrangements to the extent they are available on commercially reasonable terms. The Company intends to fund capital expenditure needs from cash flow from operations, future borrowing capacity under the Credit and Security Agreement, if any, and, as necessary, future financing.

       The Company believes that its existing capital resources, together with its cash flow from future operations will be sufficient to meet its short term working capital needs. Additional financing may be required for future expansion of operations and research and development, as necessary, including for the continued development of the Company's TADOPTR products.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       See pages F-1 and S-2.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not Applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE COMPANY.

       See Part I, page 11. "Executive Officers of the Company." Other information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than December 29, 1996 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended ("Regulation 14A").

ITEM 11.   EXECUTIVE COMPENSATION.

       The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than December 29, 1996 pursuant to Regulation 14A.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT.

       The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than December 29, 1996 pursuant to Regulation 14A.

ITEM 13.   CERTAIN RELATIONSHIPS AND
           RELATED TRANSACTIONS.

       The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than December 29, 1996 pursuant to Regulation 14A.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.



     (a)(1) Consolidated Financial Statements of Registrant.

            Report of Independent Auditors...........................................F-2 & S-1

            Consolidated Balance Sheets as of August 31, 1996 and 1995...............F-3

            Consolidated Statements of Operations for the Years Ended
              August 31, 1996, 1995 and 1994.........................................F-5

            Consolidated Statements of Stockholders' Equity for the
              Years Ended August 31, 1996, 1995 and 1994.............................F-6

            Consolidated Statements of Cash Flows for the Years Ended
              August 31, 1996, 1995 and 1994.........................................F-7

            Notes to Consolidated Financial Statements...............................F-9

     (a)(2) Schedule II..............................................................S-2


               All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (a)(3) Exhibits.

  Exhibit                                        Description
  -------                                        -----------

    3.1           -           Restated   Certificate  of  Incorporation  of  the
                              Registrant,  incorporated  by reference to Exhibit
                              3.1 to the Registrant's  Registration Statement on
                              Form  S-2,  File No.  33-48738,  filed on June 19,
                              1992 (the "S-2 Registration Statement").

    3.2           -           By-laws  of  the   Registrant,   incorporated   by
                              reference  to  Exhibit  3.2  to  the  Registrant's
                              Registration  Statement  on  Form  S-1,  File  No.
                              33-7532,   filed  on  July  25,   1986  (the  "S-1
                              Registration Statement").

    3.3           -           Certificate   of   Amendment   to   the   Restated
                              Certificate of  Incorporation  of the  Registrant,
                              incorporated  by  reference  to Exhibit 3.3 to the
                              Registrant's  Annual  Report  on Form 10-K for the
                              fiscal  year  ended  August  31,  1995 (the  "1995
                              Annual Report").

  Exhibit                                        Description
  -------                                        -----------


    3.4           -           Certificate of Designation, Preferences and Rights
                              of the Series A Preferred Stock of the Registrant,
                              incorporated  by  reference  to Exhibit 3.4 to the
                              1995 Annual Report.

    3.5           -           Corrected  Certificate  of  Amendment  of Restated
                              Certificate of  Incorporation  of the  Registrant,
                              incorporated  by  reference  to Exhibit 3.5 to the
                              1995 Annual Report.

    4.1           -           See Article Fourth of the Restated  Certificate of
                              Incorporation,  as amended and  corrected,  of the
                              Registrant  (Exhibit 3.5 hereof),  incorporated by
                              reference  to  Exhibit  4.1  to  the  1995  Annual
                              Report.

    4.2           -           Forms of Common  Stock  and  Class B Common  Stock
                              certificates  of the  Registrant,  incorporated by
                              reference  to  Exhibit  4.3  of  the  Registrant's
                              Registration  Statement on Form S-4,  File No. 33-
                              43782,  filed  on  December  19,  1991  (the  "S-4
                              Registration Statement").

    4.3           -           Registration  Rights  Agreement dated as of August
                              30,  1991 among CHI,  CIT,  Chemical  Bank and the
                              Investors named therein, incorporated by reference
                              to Exhibit 4.3 to the 1995 Annual Report.

    4.4           -           Warrant  Agreement  dated as of  August  30,  1991
                              between  Chemical  Bank,  CHI and the  Registrant,
                              incorporated  by  reference  to Exhibit 4.4 to the
                              1995 Annual Report.

    4.5           -           Letter  Agreement  dated  April 15, 1992 among the
                              Registrant,  CIT and Chemical Bank relating to the
                              Warrants  referred to herein at  Exhibits  4.8 and
                              4.9,  incorporated  by reference to Exhibit 4.9 to
                              the S-2 Registration Statement.

    4.6           -           Letter Agreement dated August 12, 1992 between the
                              Registrant  and  Chemical  Bank  relating  to  the
                              Warrants   referred  to  herein  at  Exhibit  4.8,
                              incorporated  by  reference  to Exhibit 4.6 to the
                              1995 Annual Report.

    4.7           -           Letter Agreement dated August 12, 1992 between the
                              Registrant   and  CIT  relating  to  the  Warrants
                              referred to herein at Exhibit 4.9, incorporated by
                              reference  to  Exhibit  4.7  to  the  1995  Annual
                              Report.

  Exhibit                                        Description
  -------                                        -----------



    4.8           -           Warrants  issued to Chemical Bank each dated April
                              27, 1992, incorporated by reference to Exhibit 4.8
                              to the 1995 Annual Report.

    4.9           -           Warrants  issued to CIT each dated April 27, 1992,
                              incorporated  by  reference  to Exhibit 4.9 to the
                              1995 Annual Report.

    4.10          -           Warrant issued to Dain Bosworth Incorporated dated
                              August 20,  1992,  incorporated  by  reference  to
                              Exhibit 4.12 to the S-2 Registration Statement.

    4.11          -           Warrant  Agreement  dated  as of  March  12,  1993
                              between  the  Registrant  and  Alfred   Schechter,
                              incorporated  by  reference to Exhibit 4.11 to the
                              1995 Annual Report.

    4.12          -           Warrant  Agreement  dated  as of  March  12,  1993
                              between  the   Registrant   and  Don  M.  Harwell,
                              incorporated  by  reference to Exhibit 4.12 to the
                              1995 Annual Report.

    4.13          -           Warrant  Agreement  dated  as of  March  12,  1993
                              between the  Registrant and MCC,  incorporated  by
                              reference  to  Exhibit  4.13  to the  1995  Annual
                              Report.

    4.14          -           Warrant issued to Alfred Schechter dated March 12,
                              1993, incorporated by reference to Exhibit 4.14 to
                              the 1995 Annual Report.

    4.15          -           Warrant  issued to Don M. Harwell  dated March 12,
                              1993, incorporated by reference to Exhibit 4.15 to
                              the 1995 Annual Report.

    4.16          -           Warrant  issued  to  MCC  dated  March  12,  1993,
                              incorporated  by  reference to Exhibit 4.16 to the
                              1995 Annual Report.

    4.17          -           Letter  Agreement dated as of June 9, 1993 between
                              the Registrant  and Alfred  Schechter with respect
                              to the Exercise Price for the Warrant  referred to
                              herein at Exhibit 4.14,  incorporated by reference
                              to Exhibit 4.17 to the 1995 Annual Report.

    4.18          -           Letter  Agreement dated as of June 9, 1993 between
                              the  Registrant and Don M. Harwell with respect to
                              the  Exercise  Price for the  Warrant  referred to
                              herein at Exhibit 4.15,  incorporated by reference
                              to Exhibit 4.18 to the 1995 Annual Report.

  Exhibit                                        Description
  -------                                        -----------



    4.19          -           Letter  Agreement dated as of June 9, 1993 between
                              the Registrant and MCC with respect to the Warrant
                              referred to herein at Exhibit  4.16,  incorporated
                              by  reference  to Exhibit  4.19 to the 1995 Annual
                              Report.

    4.20          -           Warrant issued to Chemical Bank dated November 24,
                              1993, incorporated by reference to Exhibit 4.20 to
                              the 1995 Annual Report.

    4.21          -           Warrant  issued to CIT dated  November  24,  1993,
                              incorporated  by  reference to Exhibit 4.21 to the
                              1995 Annual Report.

    4.22          -           Warrant  Agreement  dated as of January  26,  1995
                              between   the   Company   and  Alfred   Schechter,
                              incorporated  by  reference to Exhibit 4.22 to the
                              1995 Annual Report.

    4.23          -           Warrant  Agreement  dated as of January  26,  1995
                              between   the   Company   and   Don  M.   Harwell,
                              incorporated  by  reference to Exhibit 4.23 to the
                              1995 Annual Report.

    4.24          -           Warrant  Agreement  dated as of January  26,  1995
                              between  the  Company  and  MCC,  incorporated  by
                              reference  to  Exhibit  4.24  to the  1995  Annual
                              Report.

    4.25          -           Warrant issued to Alfred  Schechter  dated January
                              26,  1995,  incorporated  by  reference to Exhibit
                              4.25 to the 1995 Annual Report.

    4.26          -           Warrant issued to Don M. Harwell dated January 26,
                              1995, incorporated by reference to Exhibit 4.26 to
                              the 1995 Annual Report.

    4.27          -           Warrant  issued to MCC  dated  January  26,  1995,
                              incorporated  by  reference to Exhibit 4.27 to the
                              1995 Annual Report.

    4.28          -           See the  Certificate of  Designation,  Preferences
                              and Rights of the Series A Preferred  Stock of the
                              Registrant  (Exhibit 3.4 hereof),  incorporated by
                              reference  to  Exhibit  4.28  to the  1995  Annual
                              Report.

    4.29          -           Warrant Agreement dated as of June 8, 1994 between
                              the Registrant and Cryogenic TADOPTR Company, L.P.
                              and  the  Form  of  Warrant   Certificate   issued
                              pursuant  thereto,  incorporated  by  reference to
                              Exhibit 4.29 to the 1995 Annual Report.

  Exhibit                                        Description
  -------                                        -----------


    4.30          -           Warrant  Agreement  dated as of December  20, 1994
                              between   the    Registrant   and   The   Edgehill
                              Corporation,  incorporated by reference to Exhibit
                              4.30 to the 1995 Annual Report.

    4.31          -           Warrant issued to The Edgehill  Corporation  dated
                              as of December 20, 1994, incorporated by reference
                              to Exhibit 4.31 to the 1995 Annual Report.

    4.32          -           Registration Rights Agreement dated as of December
                              20,  1994 among the  Registrant,  certain  parties
                              named therein and International  Capital Partners,
                              Inc., incorporated by reference to Exhibit 4.32 to
                              the 1995 Annual Report.

    4.33          -           Form of  Warrant  issued to each of  International
                              Capital  Partners,  Inc. and the parties  named in
                              the  Registration  Rights  Agreement  dated  as of
                              December   20,   1994   (Exhibit   4.32   hereof),
                              incorporated  by  reference to Exhibit 4.33 to the
                              1995 Annual Report.

    10.1          -           1986   Non-Qualified   Stock   Option   Agreement,
                              incorporated  by  reference to Exhibit 10.1 to the
                              1995 Annual Report.

    10.2          -           Stockholders Agreement dated as of August 30, 1991
                              among the Registrant,  CHI and other  stockholders
                              of CHI,  incorporated by reference to Exhibit 10.2
                              to the 1995 Annual Report.

    10.3          -           Securities  Purchase  Agreement dated as of August
                              30,  1991  among CIT,  CHI,  the  Registrant,  CEC
                              Acquisition  Corp. and Cryogenic  Energy  Company,
                              incorporated  by  reference to Exhibit 10.3 of the
                              1995 Annual Report.

    10.4          -           Credit Agreement dated as of August 30, 1991 among
                              Cryenco,  Inc.,  the Lenders  named  therein,  and
                              Chemical Bank, as Agent, incorporated by reference
                              to Exhibit 10.7 to the S-4 Registration Statement.

    10.5          -           Form of  Amended  and  Restated  Pledge  Agreement
                              dated  February  11, 1992  relating to the capital
                              stock   of   Cryenco,   Inc.   executed   by  CSCI
                              Corporation    in   favor   of   Chemical    Bank,
                              incorporated  by  reference to Exhibit 10.6 to the
                              S-4 Registration Statement.


  Exhibit                                        Description
  -------                                        -----------



    10.6          -           Employment Agreement dated as of September 1, 1991
                              between  Cryenco,   Inc.  and  Alfred   Schechter,
                              incorporated  by  reference to Exhibit 10.8 of the
                              S-4 Registration Statement.

    10.7          -           1992 Employee  Incentive and  Non-Qualified  Stock
                              Option Plan,  incorporated by reference to Exhibit
                              4.1 to the Registrant's  Registration Statement on
                              Form  S-8,  File No.  33-65864,  filed on July 12,
                              1993 (the "S-8 Registration Statement").

    10.8          -           Form of Option  Agreement  under the 1992 Employee
                              Incentive  and  Non-Qualified  Stock  Option Plan,
                              incorporated  by  reference  to Exhibit 4.2 to the
                              S-8 Registration Statement.

    10.9          -           1993  Non-Employee  Director Stock Option Program,
                              incorporated  by  reference  to Exhibit 4.3 to the
                              S-8 Registration Statement.

   10.10          -           Form of  Option  Agreement  under  the  1993  Non-
                              Employee Director Stock Option Program  (contained
                              in the 1993  Non-Employee  Director  Stock  Option
                              Program  referred  to  herein  at  Exhibit  10.9),
                              incorporated  by  reference  to Exhibit 4.4 to the
                              S-8 Registration Statement.

   10.11          -           1991 Incentive Compensation Plan of Cryenco, Inc.,
                              as amended,  incorporated  by reference to Exhibit
                              10.9 to the S-2 Registration Statement.

   10.12          -           Lease,   as   amended,   dated   August  22,  1989
                              concerning  the property  leased by the Registrant
                              located at 5995 North Washington  Street,  Denver,
                              Colorado,  incorporated  by  reference  to Exhibit
                              10.10 to the S-2 Registration Statement.

   *10.13         -           Lease, as amended,  dated June 19, 1996 concerning
                              the property  leased by the Registrant  located at
                              3811 Joliet Street, Denver, Colorado.

   10.14          -           Consulting Agreement dated August 30, 1991 between
                              the Registrant and  Charterhouse,  incorporated by
                              reference to Exhibit 10.12 to the S-2 Registration
                              Statement.



  Exhibit                                        Description
  -------                                        -----------


   10.15          -           Waiver  and  Amendment   Agreement   dated  as  of
                              February 28, 1993 among Cryenco, Inc., the Lenders
                              named  therein and  Chemical  Bank,  amending  the
                              Credit  Agreement  dated as of August 30, 1991, as
                              amended,  incorporated  by  reference  to  Exhibit
                              10.15 to the 1995 Annual Report.

   10.16          -           Waiver  and  Amendment   Agreement   dated  as  of
                              February  28,  1993  among   Cryenco,   Inc.,  the
                              Registrant   and  CIT,   amending  the  Securities
                              Purchase Agreement dated as of August 30, 1991, as
                              amended,  incorporated  by  reference  to  Exhibit
                              10.16 to the 1995 Annual Report.

   10.17          -           Funding  Agreement  dated  March  12,  1993  among
                              Alfred  Schechter,  Don M.  Harwell,  MCC  and the
                              Registrant,  incorporated  by reference to Exhibit
                              10.17 to the 1995 Annual Report.

   10.18          -           Intentionally left blank.

   10.19          -           Form of  Indemnification  Agreement  entered  into
                              between the Registrant and certain of its officers
                              and directors  dated March 16, 1993,  incorporated
                              by reference  to Exhibit  10.19 to the 1995 Annual
                              Report.

   10.20          -           Second Waiver and Amendment  Agreement dated as of
                              August 31, 1993 among  Cryenco,  Inc., the Lenders
                              named  therein and  Chemical  Bank,  amending  the
                              Credit  Agreement  dated as of August 30, 1991, as
                              amended,  incorporated  by  reference  to  Exhibit
                              10.20 to the 1995 Annual Report.

   10.21          -           Second Waiver and Amendment  Agreement dated as of
                              October  31,  1993  among   Cryenco,   Inc.,   the
                              Registrant   and  CIT,   amending  the  Securities
                              Purchase Agreement dated as of August 30, 1991, as
                              amended,  incorporated  by  reference  to  Exhibit
                              10.21 to the 1995 Annual Report.

   10.22          -           Letter  Agreement  dated  April 13, 1994 among the
                              Registrant,  Cryenco, Inc., Chemical Bank and CIT,
                              incorporated  by reference to Exhibit 10.22 to the
                              1995 Annual Report.











  Exhibit                                        Description
  -------                                        -----------


   10.23          -           Exchange  Agreement  dated  April 13,  1994  among
                              Alfred  Schechter,  Don M.  Harwell,  MCC  and the
                              Registrant,  incorporated  by reference to Exhibit
                              10.23 to the 1995 Annual Report.

   10.24          -           Royalty   Rights   and   Technology    Development
                              Agreement   dated   June  8,  1994   between   the
                              Registrant and Cryogenic  TADOPTR  Company,  L.P.,
                              incorporated  by reference to Exhibit 10.24 to the
                              1995 Annual Report.

   10.25          -           Third Waiver and Amendment  Agreement  dated as of
                              November 29, 1994 among Cryenco, Inc., the Lenders
                              named   therein  and  Chemical   Bank,  as  Agent,
                              amending the Credit  Agreement  dated as of August
                              30, 1991, as amended, incorporated by reference to
                              Exhibit 10.25 to the 1995 Annual Report.

   10.26          -           Third Waiver and Amendment  Agreement  dated as of
                              November  29,  1994  among   Cryenco,   Inc.,  the
                              Registrant   and  CIT,   amending  the  Securities
                              Purchase Agreement dated as of August 30, 1991, as
                              amended,  incorporated  by  reference  to  Exhibit
                              10.26 to the 1995 Annual Report.

   10.27          -           Purchase  Agreement  dated as of November 29, 1994
                              among  the   Registrant,   International   Capital
                              Partners,  Inc. and the Purchasers  named therein,
                              incorporated  by reference to Exhibit 10.27 to the
                              1995 Annual Report.

   10.28          -           Fourth Waiver and Amendment  Agreement dated as of
                              December 20, 1994 among the  Registrant,  Cryenco,
                              Inc., the Lenders named therein and Chemical Bank,
                              as Agent,  amending the Credit  Agreement dated as
                              of August 30, 1991,  as amended,  incorporated  by
                              reference  to  Exhibit  10.28 to the  1995  Annual
                              Report.

   10.29          -           Fourth Waiver and Amendment  Agreement dated as of
                              December  20,  1994  among   Cryenco,   Inc.,  the
                              Registrant   and  CIT,   amending  the  Securities
                              Purchase Agreement dated as of August 30, 1991, as
                              amended,  incorporated  by  reference  to  Exhibit
                              10.29 to the 1995 Annual Report.

  Exhibit                                        Description
  -------                                        -----------


   10.30          -           First Amendment to the Purchase Agreement dated as
                              of  December   20,  1994  among  the   Registrant,
                              International  Capital  Partners,   Inc.  and  the
                              Purchasers  named  therein,  amending the Purchase
                              Agreement   dated  as  of   November   29,   1994,
                              incorporated  by reference to Exhibit 10.30 to the
                              1995 Annual Report.

   10.31          -           Second  Amendment to the Purchase  Agreement dated
                              as of  January  30,  1994  among  the  Registrant,
                              International  Capital  Partners,   Inc.  and  the
                              Purchasers  named  therein,  amending the Purchase
                              Agreement  dated  as  of  November  29,  1994,  as
                              amended,  incorporated  by  reference  to  Exhibit
                              10.31 to the 1995 Annual Report.

   10.32          -           Amended and Restated  Employment  Agreement  dated
                              January 18, 1995 between Cryenco, Inc. and Dale A.
                              Brubaker,  incorporated  by  reference  to Exhibit
                              10.32 to the 1995 Annual Report.

   10.33          -           Letter  Agreement  dated  May 18,  1995  among the
                              Registrant,  International Capital Partners,  Inc.
                              and the Purchasers named therein,  incorporated by
                              reference  to  Exhibit  10.33 to the  1995  Annual
                              Report.

   10.34          -           Fifth Waiver and Amendment  Agreement  dated as of
                              May 30,  1995 among  Cryenco,  Inc.,  the  Lenders
                              named   therein  and  Chemical   Bank,  as  Agent,
                              amending the Credit  Agreement  dated as of August
                              30, 1995, as amended, incorporated by reference to
                              Exhibit 10.34 to the 1995 Annual Report.

   10.35          -           Credit and Security Agreement dated as of December
                              19, 1995 and Supplement A thereto between Cryenco,
                              Inc.,   the  Company  and  FBS  Business   Finance
                              Corporation,  incorporated by reference to Exhibit
                              10.1 to the Registrant's  Quarterly Report on Form
                              10-Q for the fiscal  quarter  ended  November  30,
                              1995.

  Exhibit                                        Description
  -------                                        -----------



   10.36          -           First  Amendment  dated  as of  January  16,  1996
                              between FBS Business Finance Corporation, Cryenco,
                              Inc., the Company and Cryenex,  Inc., amending the
                              Credit and Security Agreement dated as of December
                              19,  1995,  incorporated  by  reference to Exhibit
                              10.1 to the Registrant's  Quarterly Report on Form
                              10-Q for the fiscal  quarter  ended  February  29,
                              1996 (the "February 29, 1996 Quarterly Report").

   10.37          -           Letter  Agreement  dated  January 12, 1996 between
                              CIT  and   FBS   Business   Finance   Corporation,
                              incorporated  by  reference to Exhibit 10.2 to the
                              February 29, 1996 Quarterly Report.

    *21           -           Subsidiaries of the Registrant
  *23.1           -           Consent of Ernst & Young LLP

    *27           -           Financial  Data Schedule  pursuant to Article 5 of
                              Regulation S-X filed with EDGAR filing only.

-------------------------

*    Filed herewith

(b)  Reports on Form 8-K:  None

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CRYENCO SCIENCES, INC.
                                                   (Registrant)

                                                   By: /s/     Alfred Schechter
                                                      --------------------------
                                                               Alfred Schechter,
                                                           Chairman of the Board

                                                              November  25, 1996
                                                              ------------------
                                                                     Date

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        SIGNATURE                   DATE                    CAPACITY IN WHICH SIGNED
        ---------                   ----                    ------------------------

/s/    Alfred Schechter        November  25, 1996     Chairman of the Board, Chief Executive
       -------------------                              Officer, President and Director of the
       Alfred Schechter                                 Company (Principal Executive Officer)

/s/    James A. Raabe          November 25, 1996      Vice President, Treasurer, Chief
       -------------------                              Financial Officer and Secretary of the
       James A. Raabe                                   Company, Vice President, Treasurer,
                                                        Chief Financial Officer and Secretary
                                                        of Cryenco, Inc. (Principal Financial
                                                        and Accounting Officer)


/s/    Jerome L. Katz          November 25, 1996      Director of the Company
       -------------------
       Jerome L. Katz

/s/    Russell R. Haines       November 25, 1996      Director of the Company
       -------------------
       Russell R. Haines

/s/    Burton J. Ahrens        November 25, 1996      Director of the Company
       -------------------
       Burton J. Ahrens

/s/    Ajit G. Hutheesing      November 25, 1996      Director of the Company
       -------------------
       Ajit G. Hutheesing


                        Consolidated Financial Statements

                        Cryenco Sciences, Inc.
                        Years ended August 31, 1996, 1995 and 1994 with Report of Independent Auditors

                                Cryenco Sciences, Inc.

                           Consolidated Financial Statements

                      Years ended August 31, 1996, 1995 and 1994

                                       CONTENTS

Report of Independent Auditors .....................................................F-2
Audited Consolidated Financial Statements
Consolidated Balance Sheets.........................................................F-3
Consolidated Statements of Operations...............................................F-5
Consolidated Statements of Stockholders' Equity.....................................F-6
Consolidated Statements of Cash Flows...............................................F-7
Notes to Consolidated Financial Statements .........................................F-9


                         Report of Independent Auditors

The Board of Directors and Stockholders
Cryenco Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Cryenco Sciences, Inc. as of August 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cryenco Sciences, Inc. at August 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.

                                                          ERNST & YOUNG LLP

Denver, Colorado
October 5, 1996

                                Cryenco Sciences, Inc.

                              Consolidated Balance Sheets
                         (In Thousands, except share amounts)


                                                                    AUGUST 31
                                                               1996           1995
                                                           -----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                 $     111     $     632
  Accounts receivable, trade, net of allowance of $12
    in 1996 and $14 in 1995                                     5,352         2,738
  Accounts receivable, affiliate                                1,423            83
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                    3,944         6,707
  Inventories                                                   4,333         4,208
  Prepaid expenses                                                 57           116
                                                           -----------------------------
Total current assets                                           15,220        14,484

Property and equipment:
  Leasehold improvements                                          739           684
  Machinery and equipment                                       5,355         3,979
  Office furniture and equipment                                1,231           402
                                                           -----------------------------
                                                                7,325         5,065

  Less accumulated depreciation                                 3,099         2,249
                                                           -----------------------------
                                                                4,226         2,816

Property on operating leases, net of accumulated
  depreciation of $7                                              604             -
Deferred financing costs, net of accumulated
  amortization of $177 in 1996 and $738 in 1995                   120           256
Organizational costs, net of accumulated
  amortization of $507 in 1996 and $404 in 1995                     -           103
Goodwill, net of accumulated amortization of
  $738 in 1996 and $589 in 1995                                 5,226         5,375
Other assets                                                      308           343




                                                           -----------------------------
Total assets                                                  $25,704       $23,377
                                                           =============================














                                                                    AUGUST 31
                                                               1996           1995
                                                           -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                           $  2,224      $  3,469
  Accrued expenses                                              1,123           880
  Accrued management fees                                         324           324
  Current portion of long-term debt and capital lease
    obligations                                                 1,382         1,593
  Income tax payable                                              344           246
                                                           -----------------------------
Total current liabilities                                       5,397         6,512
Long-term debt and capital lease obligations, less
current portion                                                 8,634         5,629
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value,  authorized shares -
  2,000,000,  preferences, limitations and relative
  rights to be established by the Board of Directors:
      Series A,  nonvoting,  authorized  shares - 150,000
        Issued and outstanding shares - 67,838
        (aggregate liquidation preference of $678,380)              1             1
  Common stock, $.01 par value:
    Class A,  voting,  authorized  shares -  21,500,000
    Issued and  outstanding shares - 6,996,997 at August 31,
    1996 and 6,842,828 at August 31,
    1995                                                           70            68
    Class B, nonvoting, authorized shares - 1,500,000
      Issued and outstanding shares - none                          -             -
  Additional paid-in capital                                   14,020        14,022
  Warrants                                                        169           169
  Retained earnings (deficit)                                  (2,587)       (3,024)
                                                           -----------------------------
Total stockholders' equity                                     11,673        11,236
                                                           -----------------------------
Total liabilities and stockholders' equity                    $25,704       $23,377
                                                           =============================


See accompanying notes.

                                Cryenco Sciences, Inc.

                         Consolidated Statements of Operations
                  (In Thousands, except share and per share amounts)


                                                        YEAR ENDED AUGUST 31
                                                  1996          1995          1994
                                              ------------------------------------------

Contract revenue                                  $31,259       $27,215      $17,665
Cost of revenue                                    24,898        22,350       14,670
                                              ------------------------------------------
Gross profit                                        6,361         4,865        2,995
Selling, general and administrative expenses        3,288         2,867        2,834
Research and development expenses                     792            70           86
Amortization expense                                  346           346          338
                                              ------------------------------------------
Operating income (loss)                             1,935         1,582         (263)
Other (income) expense:
  Interest income                                      (1)          (20)        (103)
  Interest expense                                    944         1,007        1,208
  Other nonoperating (income) expense, net              9            40          (69)
                                              ------------------------------------------
Income (loss) from operations before
  income taxes and extraordinary item                 983           555       (1,299)
Income tax expense (benefit)                          363           194         (403)
                                              ------------------------------------------
Income (loss) from operations before
  extraordinary item                                  620           361         (896)
Extraordinary item (net of income tax
  benefit of $54)                                      93             -            -
                                              ------------------------------------------
Net income (loss)                                $    527     $     361    $    (896)
                                              ==========================================

Earnings (loss) per common share and common share equivalent:
    Income (loss) from operations before
      extraordinary item                         $    .07     $     .04    $     (.17)
    Extraordinary item                               (.01)           -             -
                                              ------------------------------------------
Net income (loss)                                $    .06     $     .04     $    (.17)
                                              ==========================================

Weighted average number of shares
  outstanding during year                       7,230,773     6,620,055    5,346,760
                                              ==========================================


See accompanying notes.

                             Cryenco Sciences, Inc.

                 Consolidated Statements of Stockholders' Equity
               (In Thousands, except share and per share amounts)


                                 Preferred           Common        Additional          Retained
                                   Stock             Stock          Paid-In            Earnings
                              ------------------------------------
                              Shares   Amount   Shares    Amount   Capital   Warrants (Deficit)    Total
                              ------------------------------------------------------------------------------
Balance at August 31, 1993         -    $-    5,326,936    $53   $  9,469     $  55   $(2,386)   $  7,191
  Issuance of warrants             -     -           -       -          -        94         -          94
  Issuance of preferred
    stock                     67,838     1           -       -        678         -         -         679
  Issuance of common
    stock in exchange for
    warrants exercised             -     -       56,974      1         (1)        -         -           -
  Cash dividends paid on
    preferred stock ($.32
    per share)                     -     -           -       -          -         -       (21)        (21)
  Net loss                         -     -           -       -          -         -      (896)       (896)
                              ------------------------------------------------------------------------------
Balance at August 31, 1994    67,838     1    5,383,910     54     10,146       149    (3,303)      7,047
    Sale of common stock           -     -      800,000      8      2,223         -         -       2,231
    Issuance of warrants           -     -           -       -          -        74         -          74
    Issuance of common
      stock in exchange for
      warrants exercised           -     -      658,918      6      1,653       (54)        -       1,605
    Cash dividends paid on
      preferred stock ($1.22
      per share)                   -     -           -       -          -         -       (82)        (82)
    Net income                     -     -           -       -          -         -       361         361
                              ------------------------------------------------------------------------------
Balance at August 31, 1995    67,838     1    6,842,828     68     14,022       169    (3,024)     11,236
    Issuance of common
      stock in exchange for
      warrants exercised           -     -      154,169      2         (2)        -         -           -
    Dividends on preferred
      stock ($1.32 per share)      -     -           -       -          -         -       (90)        (90)
    Net income                     -     -           -       -          -         -       527         527
                              ==============================================================================
  Balance at August 31, 1996  67,838    $1    6,996,997    $70    $14,020      $169   $(2,587)    $11,673
                              ==============================================================================

  See accompanying notes.

                             Cryenco Sciences, Inc.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                              YEAR ENDED AUGUST 31
                                                       1996           1995          1994
                                                   -------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                    $     527      $   361        $  (896)
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation                                           857          684            571
    Amortization                                           436          346            338
    Deferred taxes                                          26            -              -
    Write-down of deferred financing costs                 147            -              -
    Changes in operating assets and liabilities:
      Accounts receivable                               (3,954)         (48)           525
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                2,763       (3,191)          (293)
      Inventories                                         (125)      (1,562)          (114)
      Income tax payable                                    72          596            863
      Prepaid expenses and other assets                   (101)          14            228
      Accounts payable                                  (1,245)       2,107            217
      Accrued expenses                                     220          (16)            87
      Accrued management fees                                -           80            133
      Customer deposits                                      -         (607)           285
                                                   -------------------------------------------
Net cash provided (used) by operating activities          (377)      (1,236)         1,944

INVESTING ACTIVITIES
Purchases of property and equipment                     (1,956)      (1,402)          (601)
Payments for operating lease property                     (611)           -              -
Proceeds from sale of property and equipment                 -            6             17
                                                   -------------------------------------------
Net cash used by investing activities                   (2,567)      (1,396)          (584)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                   -        3,892              -
Net proceeds from issuance of stock warrants                 -           72             60
Principal payments on long-term debt and capital
  lease obligations                                    (31,322)      (1,343)        (1,927)
Proceeds from long-term debt borrowings, net
  of expenses                                           33,812            -              -
Exercise of common stock options and warrants                -          (54)             -
Dividends paid on preferred stock                          (67)         (82)           (21)
                                                   -------------------------------------------
Net cash provided (used) by financing activities         2,423        2,485         (1,888)
                                                   -------------------------------------------

                             Cryenco Sciences, Inc.

                                 (In Thousands)

                                                              YEAR ENDED AUGUST 31
                                                       1996           1995          1994
                                                   -------------------------------------------
Net decrease in cash and cash equivalents            $    (521)     $  (147)       $  (528)
Cash and cash equivalents at beginning of year             632          779          1,307
                                                   -------------------------------------------
Cash and cash equivalents at end of year             $     111      $   632        $   779
                                                   ===========================================

Supplemental disclosures of cash flow information:
  Cash paid for income taxes                         $     247    $       -      $       -
  Cash paid for interest                                   787          875          1,267

Supplemental disclosures of noncash financing activities:
    Equipment acquired and financed under capital
      leases                                               304          317             87
    Retirement of debt in exchange for issuance of
      Series A preferred stock                               -            -            678
    Issuance of common stock in exchange for
      warrants exercised                                     2            2              1
    Issuance of warrants as part of debt restructurings      -            -             35


See accompanying notes.

                             Cryenco Sciences, Inc.

                   Notes to Consolidated Financial Statements
                                 August 31, 1996

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

Cryenco Sciences, Inc. (the Company) designs and manufactures controlled atmospheric enclosures and products to transport, store and dispense cryogenic materials.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cryenco Sciences, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

INCOME TAXES

Deferred tax liabilities or assets (net of a valuation allowance) are provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

CONTRACT REVENUE AND COST RECOGNITION

Revenue and costs on long-term contracts (contracts with a value in excess of $100,000 and requiring more than six months to complete) are recognized using the percentage-of-completion method (measured by the percentage of costs incurred to date to total estimated costs for each contract) or units delivered, whichever is deemed more appropriate for the contract.

Revenue and costs on short-term contracts (contracts with a value less than $100,000 and requiring six months or less to complete) are recognized using the completed contract method, which results in the deferral of revenue and costs until such time as the contracts

                             Cryenco Sciences, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

are complete. A contract is considered complete when all costs, except insignificant items, have been incurred and the units have been delivered to the customer.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance such as indirect labor, building and equipment rental, supplies, freight and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period such losses are determined.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company records an allowance for excess and obsolete inventory based on periodic reviews.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

DEFERRED FINANCING COSTS

Deferred financing costs are amortized using the straight-line method over the term of the related indebtedness.

ORGANIZATIONAL COSTS

Organizational costs are amortized using the straight-line method over five years.

GOODWILL

Goodwill is being amortized using the straight-line method over forty years. The Company periodically evaluates goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted operating cash flows.

                             Cryenco Sciences, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT

Research and development expenses are typically charged to expense as incurred or are charged against a specific contract, if to be reimbursed by the customer.

In May 1995, the Company entered into an arrangement with a corporation under which the corporation would provide $452,500 to the Company for the development, demonstration, delivery, and installation of an on-site Thermo-Acoustic Driven Orifice Pulse Tube Refrigerator (TADOPTR) liquefier and LNG dispensing system. The period of performance under the arrangement was over twelve months. For the year ended August 31, 1995, the Company incurred approximately $255,000 in costs for development for which it was fully reimbursed. For the year ended August 31, 1996, the Company incurred approximately $504,000 in costs for development and received $120,000 of reimbursement.

WARRANTIES

The Company records a warranty accrual at the time of sale for estimated claims, based on actual claims experience. The warranty for the Company's products generally is for defects in material and workmanship for a period of twelve months.

EARNINGS (LOSS) PER COMMON SHARE

Net earnings (loss) per common share is computed using the weighted average number of shares of common stock outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. In calculating net earnings (loss) per share, preferred dividends of $89,661 and $82,538 decreased the net earnings during 1996 and 1995, respectively. Preferred dividends of $21,150 increased the net loss during 1994. Fully diluted net earnings (loss) per common share is not significantly different from primary net earnings (loss) per common share.

CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

During the fiscal years ended August 31, 1996, 1995 and 1994, revenue from one customer, General Electric, was approximately $11,067,000 (35% of revenue),

                             Cryenco Sciences, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

$9,702,000 (36% of revenue), and $8,888,000 (50% of revenue), respectively. This customer also represented $1,140,000 (21%) and $659,000 (24%) of accounts receivable at August 31, 1996 and 1995, respectively, and $2,775,000 (70%) and $2,734,000 (40%) of costs and estimated earnings in excess of billings on uncompleted contracts at August 31, 1996 and 1995, respectively.

Revenue  from  Jack  B.  Kelley,  Inc.  and  affiliates  totaled   approximately
$9,566,000  (31% of  revenue) in 1996,  $9,854,000  (36% of revenue) in 1995 and
$2,545,000 (14% of revenue) in 1994. Jack B. Kelley, Inc. and affiliates also represent $1,835,000 (34%) and $821,000 (30%) of accounts receivable and $435,000 (11%) and $2,182,000 (32%) of costs and estimated earnings in excess of billings on uncompleted contracts at August 31, 1996 and 1995, respectively.

Revenue from Air Products totaled approximately $4,024,000 (13% of revenue) in 1996. Air Products also represents $408,000 (8%) of accounts receivable and $960,000 (24%) of costs and estimated earnings in excess of billings on uncompleted contracts as of August 31, 1996.

The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 days. Credit losses consistently have not been significant.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying values of the Company's financial assets approximate fair value. The fair values of debt are estimated using discounted cash flow analyses with discount rates equal to the interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. While the Company believes the carrying value of its note payable generally approximates fair value, a reasonable estimate of the fair market value could not be made without incurring excessive costs.

                             Cryenco Sciences, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

STOCK BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 is applicable for fiscal years beginning after December 15, 1995 and gives the option to either follow fair value accounting or to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations.

The Company has determined it will follow APB No. 25 and related interpretations in accounting for its employee stock options. The Company has not yet determined the impact on its financial position or results of operations had fair value accounting been adopted.

LONG-LIVED ASSETS

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. The Company is required to adopt Statement No. 121 in the first quarter of fiscal year 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

2. INVENTORIES

At August 31, inventories consist of:


                                                             1996            1995
                                                       ---------------------------------
                                                                (In Thousands)
    Raw materials                                           $3,344           $3,514
    Finished goods and work-in-process                       1,139              794
                                                       ---------------------------------
                                                             4,483            4,308
    Less reserve for obsolescence                              150              100
                                                       ---------------------------------
                                                            $4,333           $4,208
                                                       =================================


                             Cryenco Sciences, Inc.

3. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

At August 31, costs and estimated earnings in excess of billings on uncompleted contracts consist of:

                                                             1996            1995
                                                       ---------------------------------
                                                                (In Thousands)
     Costs on uncompleted contracts                         $5,436         $  8,776
     Estimated gross profit to date                          2,203            2,616
                                                       ---------------------------------
     Estimated revenue                                       7,639           11,392
     Less billings to date                                   3,695            4,685
                                                       ---------------------------------
                                                            $3,944         $  6,707
                                                       =================================

4. LONG-TERM DEBT

Long-term debt is comprised of the following:


                                                                     AUGUST 31
                                                                 1996         1995
                                                             ---------------------------
                                                                   (In Thousands)
     Note payable bearing interest at 14%, subordinated,
       unsecured.  Interest is payable quarterly and
       principal payments of $275,000 are payable quarterly
       beginning November 30, 1996.                            $  1,700        $2,200

     Term loan maturing December 31, 1998 bearing interest
       at the reference rate (as defined in the loan agreement)
       plus 3/4% (9.0% at August 31,  1996)
       payable monthly. Principal payments of $12,806 are
       payable monthly beginning September 15, 1996.                615             -

     Term loan bearing interest at the adjusted LIBO rate
       plus 3 1/2%.                                                   -         2,500

     Revolving credit facility.  Interest payable at the
       adjusted LIBO rate plus 3 1/2%.                                -         2,200


                             Cryenco Sciences, Inc.

4. LONG-TERM DEBT (CONTINUED)


                                                                     AUGUST 31
                                                                 1996         1995
                                                             ---------------------------
                                                                   (In Thousands)

     Revolving credit facility  maturing  December 31, 1998
       bearing interest at the reference rate (as defined in
       the loan agreement) plus up to an additional 1.0%
       depending upon financial performance (9.25% at
       August 31, 1996).                                       $  7,210     $       -

     Capital lease obligations                                      491           322
                                                             ---------------------------
                                                                 10,016         7,222
     Less current portion                                         1,382         1,593
                                                             ---------------------------
                                                               $  8,634        $5,629
                                                             ===========================

In December 1995, the Company entered into a Credit and Security Agreement (the Agreement) with FBS Business Finance Corporation (FBS). Under the Agreement, FBS has provided a revolving loan facility of up to $9,000,000 through December 31, 1997, increasing to $10,000,000 through December 31, 1998, subject to the amount of the Company's borrowing base, and a term loan facility of up to $2,960,000, subject to eligible manufacturing additions for the year ended August 31, 1996.

On January 16, 1996, the Company obtained the initial funding under the revolving loan in the amount of $5,825,000. The proceeds of this loan were used to retire the outstanding revolving credit facility ($2,200,000), to retire the outstanding term loan ($2,125,000), to make a partial payment on the outstanding note payable ($500,000) and for general corporate purposes ($1,000,000). As a result of the early retirement of the term loan, the revolving credit facility, and the partial payment on the note payable, the Company recognized an extraordinary expense of $93,000 (net of the related tax benefit of $54,000) for the write-down of deferred financing expenses related to these debts.

The term loan and revolving credit facility are secured by the common stock of Cryenco, Inc. and all accounts receivable, inventories, property and equipment and intangible assets of the Company.

The Company must comply with certain debt covenants, including the maintenance of certain financial ratios and restrictions on dividends.

                             Cryenco Sciences, Inc.

4. LONG-TERM DEBT (CONTINUED)

The aggregate maturities of long-term debt are as follows (in thousands):


           Year ending August 31:
             1997                                               $  1,382
             1998                                                    899
             1999                                                  7,648
             2000                                                     74
             2001                                                     13
                                                              -----------
                                                                 $10,016
                                                              ===========


5. LEASES

Office space, production facilities, and certain equipment are leased under agreements which are classified as operating leases for financial reporting purposes. The facilities leases provide for renewal options of up to five and ten years at approximately the same rates. Total rental expense charged to operations for the years ended August 31, 1996, 1995 and 1994 was $784,000, $853,000 and $828,000, respectively.

The Company's assets held under capital leases, which are included in property and equipment, consist of the following at August 31:


                                                               1996           1995
                                                           -----------------------------
     Machinery and equipment                                  $628,003      $418,039
     Less accumulated depreciation                             110,481        52,824
                                                           -----------------------------
                                                              $517,522      $365,215
                                                           =============================


                             Cryenco Sciences, Inc.

5. LEASES (CONTINUED)

Future minimum lease payments under capital and noncancelable operating leases are as follows (in thousands):


                                                              CAPITAL      OPERATING
                                                              LEASES         LEASES
                                                           -----------------------------

           Year ending August 31:
             1997                                               $180        $   860
             1998                                                180            360
             1999                                                155            359
             2000                                                 80             42
             2001                                                 20             13
                                                           -----------------------------
           Total minimum lease payments                          615         $1,634
                                                                             ===========
           Less interest                                         124
                                                           --------------
           Present value of minimum lease payments              $491
                                                           ==============



Depreciation expense relating to assets held under capital leases for the years ended August 31, 1996, 1995 and 1994 was $98,323, $36,023 and $16,801,
respectively.

Subsequent to August 31, 1996, the property located at 3811 Joliet Street, Denver, Colorado, was sold and a new lease agreement between the Company and the new owners became effective. Under the terms of the lease, the Company is obligated to pay a minimum rent of $38,841 per month for 10 years (subject to increases based on an inflation index), property taxes and insurance. This lease replaces the Company's lease with the prior owners which had one year remaining with rent of $41,666 per month, and is not included in the future minimum lease payments shown above.

6. EQUIPMENT LEASING

During the year ended August 31, 1996, the Company entered into lease agreements under which equipment manufactured by the Company is leased to customers. These leases have been classified as operating leases by the Company.

                             Cryenco Sciences, Inc.

6. EQUIPMENT LEASING (CONTINUED)

Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

         Year ending August 31:
           1997                                                 $  81
           1998                                                    74
                                                             ----------
                                                                 $155
                                                             ==========


7. COMMON STOCK, PREFERRED STOCK, WARRANTS, AND OPTIONS

In connection with a term loan and subordinated note payable, the Company issued warrants to purchase 197,456 shares of its Class A common stock and 543,372 shares of its Class B common stock for $.86112 per share (the original warrants). At April 15, 1992, the Company issued warrants to purchase a total of 38,323 additional shares of Class B common stock at $5 per share (the new warrants) to the holders of the original Class A and Class B warrants in exchange for the removal of a feature of the original warrants whereby the holders had the option to require the Company to purchase the warrants or the stock issued pursuant to the warrants. During 1995, the Company increased the number of original warrants to purchase an additional 1,443 shares of its Class A common stock and 16,854 shares of its Class B common stock and reduced the exercise price to $.8352 per share as a result of antidilutive provisions which were invoked when the Company issued the shares of common stock described below. In addition, the new warrants were increased to purchase an additional 1,189 shares of Class A common stock and the exercise price was reduced to $4.8496 per share. The holders of the original warrants, as amended, and the new warrants have a "cashless exercise right," whereby the holders may reduce the number of shares to be received to pay the exercise price, such reduction to be equal to the exercise price to be paid divided by the then fair market value per share. These warrants expire August 29, 2003. During the years ended August 31, 1996, 1995 and 1994, warrants for 191,766, 150,000 and 75,925 shares, respectively, were exercised, using the cashless exercise option, which resulted in the issuance of 154,169, 118,918 and 56,974 shares, respectively, of Class A common stock.

In 1992, 130,000 outstanding options and warrants to acquire shares of Gulf & Mississippi Corporation, which had acquired the Company in a reverse acquisition, were converted into options and warrants to purchase the same number of shares of Class A common stock of the Company. Warrants to purchase 100,000 shares of the Company's Class A common stock at $3.6956 per share expired July 9, 1995 and options to purchase 30,000 shares of the Company's Class A common stock at $16 per share are exercisable

                             Cryenco Sciences, Inc.

7. COMMON STOCK, PREFERRED STOCK, WARRANTS, AND OPTIONS (CONTINUED)

prior to November 5, 1996. The options were issued pursuant to the Company's 1986 Non-Qualified Stock Option Plan, which provides for an aggregate of 50,000 shares of common stock to be issued under the Plan.

In connection with the 1992 public offering, the Company sold a warrant to purchase 10,000 shares of Class A common stock at $5.50 per share for $100 to one of the underwriters. The warrant is exercisable for a period of five years commencing August 13, 1993.

In March 1993, in conjunction with a debt restructuring, the Company was advanced $650,000 from stockholders, treated as junior subordinated notes. In consideration for the advances, these stockholders received warrants to purchase 130,000 shares of Class A common stock at $7.90 per share. The warrants are exercisable for a period of five years commencing March 12, 1993. The warrants' fair value of $55,000 at time of issuance, as determined by an independent appraiser, was capitalized as a deferred expense and is being amortized to expense over five years.

In November 1993, the Company amended certain of its debt agreements with respect to certain covenants. Under the terms of these amendments, the Company issued warrants to purchase 35,000 shares of the Company's Class B common stock and warrants to purchase 17,500 shares of the Company's Class A common stock. The warrants were exercisable at a price of $6.38 per share and expire on August 29, 2003. The warrants' fair value at time of issuance, as determined by the Company, was $22,000. During 1995, the Company increased the number of warrants to purchase an additional 1,086 shares of its Class B common stock and 542 shares of its Class A common stock and reduced the exercise price to $6.19 per share as a result of antidilutive provisions which were invoked when the Company issued the shares of common stock described below.

During the year ended August 31, 1994, the Company exchanged 67,838 shares of its Series A Preferred Stock for the junior subordinated notes and related current interest notes totaling approximately $678,000. The Series A Preferred Stock provides for a cumulative cash dividend of 12% of the aggregate liquidation value, as defined, per annum through August 31, 1995, increasing 1% per annum thereafter to a maximum of 18%. However, all dividends in excess of 12% per annum shall not be paid in cash, but shall be paid by issuing additional shares of Series A Preferred Stock. The Series A Preferred Stock shall be redeemable, in whole or in part, at the option of the Company by

                             Cryenco Sciences, Inc.

7. COMMON STOCK, PREFERRED STOCK, WARRANTS, AND OPTIONS (CONTINUED)

resolution of its Board of Directors, at any time and from time to time, at the liquidation value of such shares, plus all dividends payable on such shares up to the date fixed for redemption. In consideration for the exchange, the Company issued warrants to purchase up to 65,000 shares of the Company's Class A common stock, at an exercise price of $3.55 per share. The warrants expire January 29, 2000. The warrants' fair value of $13,000 at time of issuance, as determined by an independent appraiser, was capitalized as a deferred expense and is being amortized to expense over five years.

As described in Note 10, in June 1994, the Company received $780,000 from a limited partnership to fund the development of a 500 gallon per day TADOPTR. The partnership received warrants as a part of the transaction to purchase 200,000 shares of Class A common stock at $3.00 per share. The warrants expire March 20, 2000. The warrants' fair value, as determined by an independent appraiser, was $60,000 at the time of issuance.

On November 29, 1994, the Company entered into a Purchase Agreement with a group of purchasers which provided for the sale of 800,000 shares of Class A common stock and warrants to purchase 700,000 shares of Class A common stock in the future at an exercise price of $4.00 per share. The aggregate purchase price for the shares and warrants was approximately $2,700,000. The purchase was completed in two closings, on December 20, 1994 and January 30, 1995, from which the Company realized net proceeds of approximately $2,300,000. Warrants for 507,503 and 192,497 shares are exercisable for a period of five years commencing December 20, 1994 and January 30, 1995, respectively. The warrants' fair value, as determined by the Company, was $70,000 at the time of issuance.

On May 18, 1995, the Company agreed, among other things, to reduce the exercise price of the warrants referred to in the preceding paragraph to $3.00 per share and the purchasers agreed to exercise a portion of the warrants. On June 8, 1995, the purchasers exercised warrants to purchase 539,900 shares of Class A common stock, from which the Company realized net proceeds of approximately $1,600,000.

In connection with the aforementioned Purchase Agreement, the Company also issued warrants to purchase 25,000 shares of Class A common stock at an exercise price of $4.00 per share. The warrants expire December 20, 1999. The warrants' fair value, as determined by the Company, was $2,500 at the time of issuance.

                             Cryenco Sciences, Inc.

7. COMMON STOCK, PREFERRED STOCK, WARRANTS, AND OPTIONS (CONTINUED)

The Company's 1992 Employee Incentive and Non-Qualified Stock Option Plan (the 1992 Plan) was adopted effective April 1, 1992. The 1992 Plan provides for up to 187,500 shares of the Company's Class A common stock pursuant to the exercise of stock options which may be granted to employees and directors. Options may be issued at not less than the fair market value on the date of grant.

Information for each of the three years in the period ended August 31, 1996, with respect to activity of the 1992 Plan, is as follows:



                                                      NUMBER OF      EXERCISE
                                                       OPTIONS        PRICE
                                                    -----------------------------
        Options outstanding at August 31, 1993          26,000      $4.00 - 6.75
        Granted in 1994                                 19,500      $3.00 - 6.38
                                                    --------------
        Options outstanding at August 31, 1994          45,500      $3.00 - 6.75
        Granted in 1995                                 58,000             $5.38
        Forfeited in 1995                              (17,500)     $4.00 - 6.38
                                                    --------------
        Options outstanding at August 31, 1995          86,000      $3.00 - 6.75
        Granted in 1996                                 96,500             $4.50
        Forfeited in 1996                              (52,000)     $4.50 - 6.38
                                                    ==============
        Options outstanding at August 31, 1996         130,500      $3.00 - 6.75
                                                    ==============



The Company's 1995 Incentive and Non-Qualified Stock Option Plan (the 1995 Plan) was adopted effective November 16, 1995. The 1995 Plan provides for up to 300,000 shares of the Company's Class A common stock pursuant to the exercise of stock options which may be granted to employees and directors. Options may be issued at not less than the fair market value on the date of grant. No options have been granted under the 1995 Plan at August 31, 1996.

The Company adopted the 1993 Non-Employee Director Stock Option Program (the Program) effective September 1, 1993, whereby each director who is not an officer or employee of the Company is entitled to receive options to purchase 500 shares of the Company's Class A common stock for each fiscal quarter served as a director, commencing with the quarter ending November 30, 1993. Eligible directors are limited to a total of 20,000 shares under the Program. The purchase price is determined based on the fair market value of outstanding shares as of the last business day of the applicable fiscal quarter (the Award
Date). Options are exercisable for a period of ten years subsequent to the Award Date. In connection with the Program, the Company has

                             Cryenco Sciences, Inc.

7. COMMON STOCK, PREFERRED STOCK, WARRANTS, AND OPTIONS (CONTINUED)

reserved 40,000 authorized and unissued shares of Class A common stock for issuance and delivery upon exercise of the options.

Information for each of the three years in the period ended August 31, 1996, with respect to activity of the Program, is as follows:


                                                      NUMBER OF      EXERCISE
                                                       OPTIONS        PRICE
                                                    -----------------------------
        Options outstanding at August 31, 1993               -
        Granted in 1994                                  3,000      $2.50 - 6.13
                                                    --------------
        Options outstanding at August 31, 1994           3,000      $2.50 - 6.13
        Granted in 1995                                  4,000      $3.75 - 4.25
                                                    --------------
        Options outstanding at August 31, 1995           7,000      $2.50 - 6.13
        Granted in 1996                                  4,000      $3.50 - 4.75
                                                    --------------
        Options outstanding at August 31, 1996          11,000      $2.50 - 6.13
                                                    ==============

8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts

                             Cryenco Sciences, Inc.

8. INCOME TAXES (CONTINUED)

used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at August 31 are as follows:


                                                               1996           1995
                                                           -----------------------------
                                                                  (In Thousands)

    Deferred tax liabilities:
      Prepaid expenses                                        $    9         $  35
                                                           -----------------------------

    Deferred tax assets:
      Inventory obsolescence                                      56            37
      Warranty                                                    52            75
      Inventory capitalization                                    23            25
      Accrued liabilities                                         64            50
      Tax basis of assets in excess of book basis                 35            87
      Other                                                        4             6
                                                           -----------------------------
        Total deferred tax assets                                234           280
    Valuation allowance for deferred tax assets                 (225)         (245)
                                                           -----------------------------
    Net deferred tax assets                                        9            35
                                                           -----------------------------
                                                               $   -        $    -
                                                           =============================

Components of income tax expense (benefit) are as follows:


                                                  CURRENT      DEFERRED       TOTAL
                                                ----------------------------------------
                                                            (In Thousands)
    1996
    Federal                                         $ 389          $(26)       $  363
    State                                               -             -             -
                                                ----------------------------------------
                                                    $ 389          $(26)       $  363
                                                ========================================
    1995
    Federal                                         $ 194         $   -        $  194
    State                                               -             -             -
                                                ----------------------------------------
                                                    $ 194         $   -        $  194
                                                ========================================

                             Cryenco Sciences, Inc.

8. INCOME TAXES (CONTINUED)


                                                  CURRENT      DEFERRED       TOTAL
                                                ----------------------------------------
                                                            (In Thousands)

    1994
    Federal                                         $(403)        $   -         $(403)
    State                                               -             -             -
                                                ----------------------------------------
                                                    $(403)        $   -         $(403)
                                                ========================================


A reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the statutory tax rates is as follows:


                                                    1996         1995          1994
                                                ----------------------------------------
                                                            (In Thousands)
    Computed "expected" tax expense (benefit)       $334          $189         $(442)
    Goodwill and other permanent differences          99            86             -
    Other                                            (70)          (81)           39
                                                ----------------------------------------
    Actual tax expense (benefit)                    $363          $194         $(403)
                                                ========================================

The Company has net operating loss carryforwards for state income tax purposes of approximately $2,668,000 which expire in various amounts from 2008 to 2009. Net operating loss carryforwards of approximately $1,048,000 and $977,000 were used for state income tax purposes in 1996 and 1995, respectively.

9. EMPLOYEE BENEFIT PLAN

The Company's 401(k) savings plan provides for both employee and employer contributions. Employees who have reached the age of 21 years and who have completed one year of service are eligible to participate in the Plan. Employees may contribute up to 15% of their annual compensation limited to the maximum contribution allowable under Internal Revenue Service guidelines. The employer matches 25% of each employee's contribution, up to $1,000. Employee contributions vest immediately, while amounts contributed by the employer vest based upon the employee's term of service. Contributions for the years ended August 31, 1996, 1995 and 1994 were $68,000, $52,000 and $41,000, respectively.

                             Cryenco Sciences, Inc.

10. RELATED PARTY TRANSACTIONS

In June 1994, the Company entered into an arrangement with a limited partnership in which the partnership would contribute $780,000 to the Company for the development of a 500 gallon per day TADOPTR. A director of the Company is a general partner of the limited partnership. In exchange for this funding, the Company issued warrants to purchase 200,000 shares of Class A common stock at $3.00 per share, and entered into a Royalty Rights and Technology Development Agreement with the partnership pursuant to which royalties of between 1% and 5% of net revenues from the sale of TADOPTRs will be paid to the partnership until the partnership receives an aggregate of $1,600,000, after which the royalties decrease to between 0.6% and 0.75% of net revenues. The royalties are payable for a period of 20 years from the execution of the agreement. In addition, the partnership was given a security interest in the Company's rights in the TADOPTR to secure the royalty payments. The Company was obligated to spend funds provided by the partnership for the development of a 500 gallon per day TADOPTR over a period of 12 to 18 months. For the years ended August 31, 1996 and 1995, the Company incurred approximately $455,000 and $325,000, respectively, in costs for this development, for which it has been fully reimbursed under this agreement.

In fiscal year 1992, the Company entered into an agreement with an affiliate of several of the Company's principal stockholders pursuant to which such entity provides a variety of management advisory services to the Company. The agreement, which terminates on August 30, 1997, provides for monthly payments of approximately $10,000 by the Company. At August 31, 1996 and 1995, the Company has accrued management advisory fees of approximately $324,000 related to the agreement.

In connection with the Purchase Agreement described in Note 7, the Company issued warrants to purchase 700,000 and 25,000 shares of Class A common stock to two entities within the purchaser group in which two directors of the Company have a financial interest.

In June 1995, a limited liability company agreement was signed between Cryenex, Inc. (Cryenex), a wholly owned subsidiary of the Company, and an affiliate of Jack B. Kelley, Inc. for the establishment of a limited liability company, Applied LNG Technologies USA, LLC (ALT), to develop turnkey projects utilizing liquefied natural gas. Cryenex is a 49% owner of ALT, and accounts for its investment using the equity method, under which Cryenex's share of income and losses of ALT is reflected in income as earned and distributions will be credited against the investment when received. As of August 31, 1995, Cryenex's investment of $49,000 was reduced to zero. Under terms of the

                             Cryenco Sciences, Inc.

10. RELATED PARTY TRANSACTIONS (CONTINUED)

agreement, Cryenex agreed to provide certain services to ALT, reimbursable to Cryenex, in an amount up to $490,000. During the fiscal years ended August 31, 1996 and 1995, Cryenex has provided services to ALT in the amount of $189,000 and $83,000, respectively. In addition, during the fiscal year ended August 31, 1996, revenue resulting from sales to ALT amounted to approximately $1,344,000. At August 31, 1996 and 1995, receivables from ALT represented $1,423,000 and $83,000, respectively.

11. FAIR VALUES OF FINANCIAL INSTRUMENTS

FASB No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the fair value of all financial instruments, both on and off balance sheet, for which it is practicable to estimate their value. Financial instruments are generally defined as cash, equity instruments or investments and contractual obligations to pay or receive cash or another financial instrument. In defining fair value, the Statement indicates quoted market prices are the preferred means of estimating the value of a specific instrument, but in cases where market quotes are not available, fair values should be determined using various valuation techniques such as discounted cash flow calculations. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FASB No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

                         Report of Independent Auditors

The Board of Directors and Stockholders
Cryenco Sciences, Inc.

We have audited the consolidated financial statements of Cryenco Sciences, Inc. as of August 31, 1996 and 1995, and for each of the three years in the period ended August 31, 1996, and have issued our report thereon dated October 5, 1996 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule of Cryenco Sciences, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   ERNST & YOUNG LLP

Denver, Colorado
October 5, 1996

                             Cryenco Sciences, Inc.

                 Schedule II - Valuation and Qualifying Accounts


                           BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE
                           BEGINNING     COSTS AND        OTHER                      AT END
       DESCRIPTION         OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS    OF PERIOD
-----------------------------------------------------------------------------------------------
YEAR ENDED AUGUST 31, 1996
Deducted    from    asset
accounts:
  Allowance for excess and
    obsolete inventory      $100,000      $268,726                     $218,726(1)  $150,000
  Allowance for doubtful
    accounts                  14,240        11,900                       14,240       11,900
                          ---------------------------------------------------------------------
                            $114,240      $280,626                     $232,966     $161,900
                          =====================================================================

  Accrued warranty reserve  $200,000      $379,259                     $438,713(2)  $140,546
                          =====================================================================

YEAR ENDED AUGUST 31, 1995

Deducted from asset accounts:

  Allowance for excess and
    obsolete inventory     $  52,226     $  55,309                   $    7,535(1)  $100,000
  Allowance for doubtful
    accounts                  22,070        14,240                       22,070       14,240
                          ---------------------------------------------------------------------
                           $  74,296     $  69,549                    $  29,605     $114,240
                          =====================================================================

  Accrued warranty reserve  $143,697      $662,988                     $606,685(2)  $200,000
                          =====================================================================

YEAR ENDED AUGUST 31, 1994

Deducted from asset accounts:

  Allowance   for  excess
    and obsolete inventory  $105,801      $142,319                     $195,894(1) $  52,226
  Allowance for doubtful
    accounts                   1,791        20,279                            -       22,070
                          ---------------------------------------------------------------------
                            $107,592      $162,598                     $195,894    $  74,296
                          =====================================================================

  Accrued warranty reserve  $327,791      $287,955                     $472,049(2)  $143,697
                          =====================================================================



(1)  Obsolete and excess inventories written off, net of recoveries
(2)  Warranty claims honored during the year

                                INDEX TO EXHIBITS


    Exhibit                          Description of Exhibit                            Page
    -------                          ----------------------                            ----

      3.1        - Restated  Certificate  of  Incorporation  of the  Registrant,
                   incorporated by reference to Exhibit 3.1 to the  Registrant's
                   Registration Statement on Form S-2, File No. 33-48738, filed on June 19, 1992 (the "S-2 Registration Statement").

      3.2        - By-laws  of the  Registrant,  incorporated  by  reference  to
                   Exhibit 3.2 to the  Registrant's  Registration  Statement  on
                   Form S-1, File No. 33-7532,  filed on July 25, 1986 (the "S-1
                   Registration Statement").

      3.3        - Certificate  of  Amendment  to the  Restated  Certificate  of
                   Incorporation of the Registrant, incorporated by reference to
                   Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 (the "1995 Annual
                   Report").

      3.4        - Certificate  of  Designation,  Preferences  and Rights of the
                   Series A Preferred Stock of the Registrant, incorporated by reference to Exhibit 3.4 to the 1995 Annual Report.


      3.5        - Corrected Certificate of Amendment of Restated Certificate of
                   Incorporation of the Registrant, incorporated by reference to
                   Exhibit 3.5 to the 1995 Annual Report.

      4.1        - See   Article   Fourth  of  the   Restated   Certificate   of
                   Incorporation,  as amended and  corrected,  of the Registrant
                   (Exhibit 3.5 hereof) ,  incorporated  by reference to Exhibit
                   4.1 to the 1995 Annual Report.

      4.2        - Forms of Common Stock and Class B Common  Stock  certificates of the  Registrant,  incorporated by reference to Exhibit 4.3 of the Registrant's  Registration Statement on Form S-4, File
                   No.   33-43782,   filed  on  December   19,  1991  (the  "S-4
                   Registration Statement").


    Exhibit                          Description of Exhibit                            Page
    -------                          ----------------------                            ----


4.3              - Registration  Rights  Agreement  dated as of August 30,  1991 among  CHI,  CIT,  Chemical  Bank  and  the  Investors  named therein, incorporated by reference to Exhibit 4.3 to the 1995
                   Annual Report.

4.4              - Warrant  Agreement  dated  as  of  August  30,  1991  between
                   Chemical Bank, CHI and the Registrant, incorporated by reference to Exhibit 4.4 to the 1995 Annual Report.

4.5              - Letter  Agreement  dated April 15, 1992 among the Registrant,
                   CIT and Chemical Bank relating to the Warrants referred to herein at Exhibits 4.8 and 4.9, incorporated by reference to
                   Exhibit 4.9 to the S-2 Registration Statement.

4.6              - Letter Agreement dated August 12, 1992 between the Registrant and Chemical Bank relating to the Warrants referred to herein at Exhibit 4.8, incorporated by reference to Exhibit 4.6 to the 1995 Annual Report.

4.7              - Letter Agreement dated August 12, 1992 between the Registrant and CIT  relating  to the  Warrants  referred  to  herein  at
                   Exhibit 4.9, incorporated by reference to Exhibit 4.7 to the 1995 Annual Report.

4.8              - Warrants  issued to Chemical  Bank each dated April 27, 1992, incorporated  by  reference to Exhibit 4.8 to the 1995 Annual
                   Report.

4.9              - Warrants   issued  to  CIT  each   dated   April  27,   1992,
                   incorporated  by  reference to Exhibit 4.9 to the 1995 Annual
                   Report.

4.10             - Warrant issued to Dain Bosworth Incorporated dated August 20,
                   1992,  incorporated  by  reference to Exhibit 4.12 to the S-2
                   Registration Statement.

4.11             - Warrant  Agreement  dated as of March 12,  1993  between  the
                   Registrant and Alfred Schechter, incorporated by reference to
                   Exhibit 4.11 to the 1995 Annual Report.


    Exhibit                          Description of Exhibit                            Page
    -------                          ----------------------                            ----


4.12             - Warrant  Agreement  dated as of March 12,  1993  between  the
                   Registrant and Don M. Harwell,  incorporated  by reference to
                   Exhibit 4.12 to the 1995 Annual Report.

4.13             - Warrant  Agreement  dated as of March 12,  1993  between  the
                   Registrant and MCC, incorporated by reference to Exhibit 4.13 to the 1995 Annual Report.

4.14             - Warrant  issued to Alfred  Schechter  dated  March 12,  1993, incorporated  by reference to Exhibit 4.14 to the 1995 Annual
                   Report.

4.15             - Warrant  issued  to Don M.  Harwell  dated  March  12,  1993, incorporated  by reference to Exhibit 4.15 to the 1995 Annual
                   Report.

4.16             - Warrant issued to MCC dated March 12, 1993,  incorporated  by reference to Exhibit 4.16 to the 1995 Annual Report.

4.17             - Letter  Agreement  dated  as of  June  9,  1993  between  the
                   Registrant and Alfred  Schechter with respect to the Exercise
                   Price for the Warrant referred to herein at Exhibit 4.14, incorporated by reference to Exhibit 4.17 to the 1995 Annual
                   Report.

4.18             - Letter  Agreement  dated  as of  June  9,  1993  between  the
                   Registrant  and Don M.  Harwell  with respect to the Exercise
                   Price for the Warrant referred to herein at Exhibit 4.15, incorporated by reference to Exhibit 4.18 to the 1995 Annual
                   Report.

4.19             - Letter  Agreement  dated  as of  June  9,  1993  between  the
                   Registrant and MCC with respect to the Warrant referred to herein at Exhibit 4.16, incorporated by reference to Exhibit
                   4.19 to the 1995 Annual Report.

4.20             - Warrant  issued to Chemical  Bank dated  November  24,  1993, incorporated  by reference to Exhibit 4.20 to the 1995 Annual
                   Report.

4.21             - Warrant issued to CIT dated  November 24, 1993,  incorporated by reference to Exhibit 4.21 to the 1995 Annual Report.


    Exhibit                          Description of Exhibit                            Page
    -------                          ----------------------                            ----


4.22             - Warrant  Agreement  dated as of January 26, 1995  between the
                   Company and Alfred  Schechter,  incorporated  by reference to
                   Exhibit 4.22 to the 1995 Annual Report.

4.23             - Warrant  Agreement  dated as of January 26, 1995  between the
                   Company and Don M.  Harwell,  incorporated  by  reference  to
                   Exhibit 4.23 to the 1995 Annual Report.

4.24             - Warrant  Agreement  dated as of January 26, 1995  between the
                   Company and MCC, incorporated by reference to Exhibit 4.24 to the 1995 Annual Report.

4.25             - Warrant  issued to Alfred  Schechter  dated January 26, 1995, incorporated  by reference to Exhibit 4.25 to the 1995 Annual
                   Report.

4.26             - Warrant  issued to Don M.  Harwell  dated  January 26,  1995, incorporated  by reference to Exhibit 4.26 to the 1995 Annual
                   Report.

4.27             -
                   Warrant issued to MCC dated January 26, 1995, incorporated by reference to Exhibit 4.27 to the 1995 Annual Report.

4.28             - See the Certificate of Designation, Preferences and Rights of
                   the Series A Preferred Stock of the Registrant (Exhibit 3.4 hereof) , incorporated by reference to Exhibit 4.28 to the 1995 Annual Report.

4.29             - Warrant  Agreement  dated  as of June  8,  1994  between  the
                   Registrant and Cryogenic TADOPTR Company, L.P. and the Form of Warrant Certificate issued pursuant thereto, incorporated by reference to Exhibit 4.29 to the 1995 Annual Report.

4.30             - Warrant  Agreement  dated as of December 20, 1994 between the
                   Registrant and The Edgehill Corporation, incorporated by reference to Exhibit 4.30 to the 1995 Annual Report.


    Exhibit                          Description of Exhibit                            Page
    -------                          ----------------------                            ----


4.31             - Warrant  issued  to  The  Edgehill  Corporation  dated  as of
                   December 20, 1994, incorporated by reference to Exhibit 4.31 to the 1995 Annual Report.

4.32             - Registration  Rights  Agreement dated as of December 20, 1994 among the  Registrant,  certain  parties  named  therein  and
                   International   Capital  Partners,   Inc.,   incorporated  by
                   reference to Exhibit 4.32 to the 1995 Annual Report.

4.33             - Form of  Warrant  issued  to each  of  International  Capital
                   Partners,  Inc.  and the  parties  named in the  Registration
                   Rights Agreement dated as of December 20, 1994 (Exhibit 4.32 hereof), incorporated by reference to Exhibit 4.33 to the 1995 Annual Report.

10.1             - 1986  Non-Qualified  Stock Option Agreement,  incorporated by reference to Exhibit 10.1 to the 1995 Annual Report.

10.2             - Stockholders  Agreement dated as of August 30, 1991 among the
                   Registrant, CHI and other stockholders of CHI, incorporated by reference to Exhibit 10.2 to the 1995 Annual Report.

10.3             - Securities  Purchase  Agreement  dated as of August 30,  1991 among CIT, CHI, the  Registrant,  CEC  Acquisition  Corp. and
                   Cryogenic  Energy  Company,   incorporated  by  reference  to
                   Exhibit 10.3 to the 1995 Annual Report.

10.4             - Credit  Agreement  dated as of August 30, 1991 among Cryenco,
                   Inc., the Lenders named therein, and Chemical Bank, as Agent,
                   incorporated   by  reference  to  Exhibit  10.7  to  the  S-4
                   Registration Statement.

10.5             - Form of Amended and Restated Pledge  Agreement dated February
                   11,  1992  relating to the  capital  stock of  Cryenco,  Inc.
                   executed  by CSCI  Corporation  in  favor of  Chemical  Bank,
                   incorporated   by  reference  to  Exhibit  10.6  to  the  S-4
                   Registration Statement.


    Exhibit                          Description of Exhibit                            Page
    -------                          ----------------------                            ----


10.6             - Employment  Agreement  dated as of  September 1, 1991 between
                   Cryenco, Inc. and Alfred Schechter, incorporated by reference to Exhibit 10.8 of the S-4 Registration Statement.

10.7             - 1992 Employee Incentive and Non-Qualified  Stock Option Plan,
                   incorporated by reference to Exhibit 4.1 to the  Registrant's
                   Registration Statement on Form S-8, File No. 33-65864, filed on July 12, 1993 (the "S-8 Registration Statement").

10.8             - Form of Option  Agreement  under the 1992 Employee  Incentive
                   and   Non-Qualified   Stock  Option  Plan,   incorporated  by
                   reference to Exhibit 4.2 to the S-8 Registration Statement.

10.9             - 1993 Non-Employee Director Stock Option Program, incorporated
                   by  reference   to  Exhibit  4.3  to  the  S-8   Registration
                   Statement.

10.10            - Form of Option Agreement under the 1993 Non-Employee Director
                   Stock  Option  Program  (contained  in the 1993  Non-Employee
                   Director Stock Option  Program  referred to herein at Exhibit
                   10.9),  incorporated  by  reference to Exhibit 4.4 to the S-8
                   Registration Statement.

10.11            - 1991  Incentive   Compensation  Plan  of  Cryenco,  Inc.,  as
                   amended, incorporated by reference to Exhibit 10.9 to the S-2
                   Registration Statement.

10.12            - Lease,  as  amended,  dated  August 22, 1989  concerning  the property  leased  by the  Registrant  located  at 5995  North
                   Washington   Street,   Denver,   Colorado,   incorporated  by
                   reference to Exhibit 10.10 to the S-2 Registration Statement.

*10.13           - Lease,  as  amended,  dated  June  19,  1996  concerning  the property  leased by the  Registrant  located  at 3811  Joliet
                   Street, Denver, Colorado.



    Exhibit                          Description of Exhibit                            Page
    -------                          ----------------------                            ----


10.14            - Consulting  Agreement  dated  August  30,  1991  between  the
                   Registrant  and  Charterhouse,  incorporated  by reference to
                   Exhibit 10.12 to the S-2 Registration Statement.

10.15            - Waiver and Amendment  Agreement dated as of February 28, 1993 among  Cryenco,  Inc., the Lenders named therein and Chemical
                   Bank, amending the Credit Agreement dated as of August 30, 1991, as amended, incorporated by reference to Exhibit 10.15 to the 1995 Annual Report.

10.16            - Waiver and Amendment  Agreement dated as of February 28, 1993 among Cryenco, Inc., the Registrant and CIT, amending the Securities Purchase Agreement dated as of August 30, 1991, as amended, incorporated by reference to Exhibit 3.4 to the 1995
                   Annual Report, incorporated by reference to Exhibit 10.16 to the 1995 Annual Report.


10.17            - Funding   Agreement   dated  March  12,  1993  among   Alfred
                   Schechter,   Don  M.   Harwell,   MCC  and  the   Registrant,
                   incorporated by reference to Exhibit 10.17 to the 1995 Annual
                   Report.

10.18            - Intentionally left blank.


10.19            -
                   Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors dated
                   March 16, 1993, incorporated by reference to Exhibit 10.19 to the 1995 Annual Report.

10.20            - Second Waiver and Amendment  Agreement dated as of August 31,
                   1993 among Cryenco, Inc., the Lenders named therein and Chemical Bank, amending the Credit Agreement dated as of August 30, 1991, as amended, incorporated by reference to
                   Exhibit 10.20 to the 1995 Annual Report.


    Exhibit                          Description of Exhibit                            Page
    -------                          ----------------------                            ----

10.21            - Second Waiver and Amendment Agreement dated as of October 31,
                   1993 among Cryenco, Inc., the Registrant and CIT, amending the Securities Purchase Agreement dated as of August 30,
                   1991, as amended, incorporated by reference to Exhibit 10.21 to the 1995 Annual Report.

10.22            - Letter  Agreement  dated April 13, 1994 among the Registrant,
                   Cryenco,   Inc.,  Chemical  Bank  and  CIT,  incorporated  by
                   reference to Exhibit 10.22 to the 1995 Annual Report.

10.23            - Exchange   Agreement   dated  April  13,  1994  among  Alfred
                   Schechter,   Don  M.   Harwell,   MCC  and  the   Registrant,
                   incorporated by reference to Exhibit 10.23 to the 1995 Annual
                   Report.

10.24            - Royalty Rights and  Technology  Development  Agreement  dated
                   June 8, 1994 between the  Registrant  and  Cryogenic  TADOPTR
                   Company, L.P., incorporated by reference to Exhibit 10.24 to the 1995 Annual Report.

10.25            - Third Waiver and Amendment Agreement dated as of November 29,
                   1994 among Cryenco, Inc., the Lenders named therein and Chemical Bank, as Agent, amending the Credit Agreement dated as of August 30, 1991, as amended, incorporated by reference to Exhibit 10.25 to the 1995 Annual Report.

10.26            - Third Waiver and Amendment Agreement dated as of November 29,
                   1994 among Cryenco, Inc., the Registrant and CIT, amending the Securities Purchase Agreement dated as of August 30,
                   1991, as amended, incorporated by reference to Exhibit 10.26 to the 1995 Annual Report.

10.27            - Purchase  Agreement  dated as of November  29, 1994 among the
                   Registrant,  International  Capital  Partners,  Inc.  and the
                   Purchasers  named  therein,   incorporated  by  reference  to
                   Exhibit 10.27 to the 1995 Annual Report.




    Exhibit                          Description of Exhibit                            Page
    -------                          ----------------------                            ----


10.28            - Fourth  Waiver and Amendment  Agreement  dated as of December
                   20, 1994 among the Registrant, Cryenco, Inc., the Lenders named therein and Chemical Bank, as Agent, amending the Credit Agreement dated as of August 30, 1991, as amended, incorporated by reference to Exhibit 10.28 to the 1995 Annual
                   Report.

10.29            - Fourth  Waiver and Amendment  Agreement  dated as of December
                   20, 1994 among Cryenco, Inc., the Registrant and CIT, amending the Securities Purchase Agreement dated as of August
                   30, 1991,  as amended,  incorporated  by reference to Exhibit
                   10.29 to the 1995 Annual Report.

10.30            - First  Amendment  to  the  Purchase  Agreement  dated  as  of
                   December 20, 1994 among the Registrant, International Capital
                   Partners, Inc. and the Purchasers named therein, amending the
                   Purchase   Agreement   dated  as  of   November   29,   1994,
                   incorporated by reference to Exhibit 10.30 to the 1995 Annual
                   Report.

10.31            - Second  Amendment  to  the  Purchase  Agreement  dated  as of
                   January 30, 1994 among the Registrant,  International Capital
                   Partners, Inc. and the Purchasers named therein, amending the Purchase Agreement dated as of November 29, 1994, as amended, incorporated by reference to Exhibit 10.31 to the 1995 Annual
                   Report.

10.32            - Amended and Restated  Employment  Agreement dated January 18,
                   1995 between Cryenco, Inc. and Dale A. Brubaker, incorporated by reference to Exhibit 10.32 to the 1995 Annual Report.

10.33            - Letter  Agreement  dated May 18,  1995 among the  Registrant,
                   International Capital Partners, Inc. and the Purchasers named therein, incorporated by reference to Exhibit 10.33 to the 1995 Annual Report.


    Exhibit                          Description of Exhibit                            Page
    -------                          ----------------------                            ----

10.34            - Fifth Waiver and Amendment Agreement dated as of May 30, 1995 among  Cryenco,  Inc., the Lenders named therein and Chemical
                   Bank, as Agent, amending the Credit Agreement dated as of August 30, 1995, as amended, incorporated by reference to
                   Exhibit 10.34 to the 1995 Annual Report.

10.35            - Credit and Security  Agreement  dated as of December 19, 1995 and Supplement A thereto between  Cryenco,  Inc., the Company
                   and  FBS  Business  Finance   Corporation,   incorporated  by
                   reference  to  Exhibit  10.1  to the  Registrant's  Quarterly
                   Report on Form 10-Q for the fiscal quarter ended November 30,
                   1995.

10.36            - First  Amendment  dated as of January  16,  1996  between FBS
                   Business Finance Corporation,  Cryenco, Inc., the Company and
                   Cryenex, Inc., amending the Credit and Security Agreement dated as of December 19, 1995, incorporated by reference to
                   Exhibit  10.1 to the  Registrant's  Quarterly  Report on Form
                   10-Q for the fiscal  quarter  ended  February  29,  1996 (the
                   "February 29, 1996 Quarterly Report").

10.37            - Letter  Agreement  dated January 12, 1996 between CIT and FBS
                   Business  Finance  Corporation,  incorporated by reference to
                   Exhibit 10.2 to the February 29, 1996 Quarterly Report.

*21              - Subsidiaries of the Registrant

*23.1            - Consent of Ernst & Young LLP

*27              - Financial  Data Schedule  pursuant to Article 5 of Regulation
                   S-X filed with EDGAR filing only.


-------------------------
*    Filed herewith

                    STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as........... (R)
The section symbol shall be expressed as............. 'SS'