Form 10-Q
period 1996-11-30
CRYENCO SCIENCES INC
filed 1997-01-14
CIK 798044

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

                         Commission file number 0-14996
                         -------------------------------

                             CRYENCO SCIENCES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                        52-1471630
 --------------------------                 ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

3811 Joliet Street, Denver, Colorado                                   80239
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

             Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: Class A common stock, par value $.01 per share; 6,996,997 shares outstanding as of January 10, 1997.

                      CRYENCO SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                     Page
PART I - FINANCIAL INFORMATION .................................       3

        Item 1.  Introductory Comments .........................       3

             Consolidated Balance Sheets
             August 31, 1996 and November 30, 1996 .............       4

             Consolidated Statements of Operations
             Three Month Periods Ended November 30,
             1995 and November 30, 1996 ........................       6

             Consolidated Statements of Cash Flows
             Three Month Periods Ended November 30,
             1995 and November 30, 1996 ........................       7

             Notes to Consolidated Financial Statements ........       8

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations ..................................      11

PART II - OTHER INFORMATION ....................................      13

        Item 6.  Exhibits and Reports on Form 8-K ..............      13

SIGNATURES .....................................................      18

                      CRYENCO SCIENCES, INC. AND SUBSIDIARY

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments:

        The Consolidated Financial Statements included herein have been prepared by Cryenco Sciences, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these Consolidated Financial Statements be read in conjunction with the financial information set forth in the Company's Annual Report for the fiscal year ended August 31, 1996.

                             CRYENCO SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      AUGUST 31,   NOVEMBER 30,
                                                         1996          1996
                                                      ----------   ------------
                                                                    (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                             $   111       $    22
   Accounts receivable                                     5,352         4,645
   Accounts receivable - affiliate                         1,423         1,204
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                     3,944         3,597
   Inventories (Note 2)                                    4,333         4,790
   Prepaid expenses                                           57           109
                                                      ------------   -----------
Total current assets                                      15,220        14,367

Property and equipment:
   Leasehold improvements                                    739           763
   Machinery and equipment                                 5,355         5,505
   Office furniture and equipment                          1,231         1,231
                                                      ------------   -----------
                                                           7,325         7,499
   Less accumulated depreciation                           3,099         3,368
                                                      ------------   -----------
                                                           4,226         4,131

Property on operating leases                                 604           582
Deferred financing costs                                     120           105
Goodwill                                                   5,226         5,189
Other assets                                                 308           315
                                                      ------------   -------------


Total assets                                             $25,704       $24,689
                                                      ------------   -------------
                                                      ------------   -------------

                             CRYENCO SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                        AUGUST 31,  NOVEMBER 30,
                                                          1996         1996
                                                        ---------   ------------
                                                                     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $ 2,224     $ 1,856
   Accrued expenses                                          1,123       1,515
   Accrued management fees                                     324         334
   Current portion of long-term debt (Note 3)                1,382       1,386
   Income tax payable                                          344          52
                                                           --------    --------
Total current liabilities                                    5,397       5,143

Long-term debt, less current portion (Note 3)                8,634       7,748
                                                           --------    --------
                                                            14,031      12,891
Stockholders' equity:
   Preferred stock, $0.01 par value,
   authorized shares - 2,000,000, preferences,
   limitations and relative rights to be established by
   the Board of Directors:
       Series A, nonvoting,  150,000 authorized shares,
       67,838 and 68,517 issued
       and outstanding shares (aggregate liquidation
       preference of $678,380 and $685,170)                      1           1
   Common stock, $0.01 par value:
      Class A, voting, 21,500,000 authorized shares
      6,996,997 shares issued and outstanding                   70          70
      Class B, nonvoting, 1,500,000 authorized
      shares, none issued or outstanding                        --          --
   Additional paid-in capital                               14,020      14,027
   Warrants                                                    169         169
   Retained earnings (deficit)                              (2,587)     (2,469)
                                                           --------    --------
Total stockholders' equity                                  11,673      11,798
                                                           --------    --------
Total liabilities and stockholders' equity                $ 25,704    $ 24,689
                                                           --------    --------
                                                           --------    --------

                             CRYENCO SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                          THREE MONTHS ENDED     THREE MONTHS ENDED
                                           NOVEMBER 30, 1995      NOVEMBER 30, 1996
                                          ------------------     ------------------
Contract revenue                             $      7,259          $       6,648
Cost of revenue                                     5,945                  5,043
                                              -----------            -----------
Gross profit                                        1,314                  1,605

Selling, general and administrative expenses          700                    889
Research and development expenses                     202                    161
Amortization expense                                   86                     61
                                              -----------            -----------
Operating income                                      326                    494

Other (income) expense:
   Interest income                                     (1)                    --
   Interest expense                                   236                    272
   Other expense, net                                  (3)                   (5)
                                              -----------            -----------
Income before income taxes                             94                    227
                                              -----------            -----------
Income tax expense                                     34                     84
                                              -----------            -----------

Net income                                   $         60          $         143
                                              -----------            -----------
                                              -----------            -----------

Earnings per common and                                 0.01                   0.02
   common equivalent share (Note 4)          $ -------------       $ --------------
                                               -------------         --------------

Weighted average number of shares
   and common equivalent shares outstanding     7,467,511              7,221,512
                                              -----------            -----------
                                              -----------            -----------


                             CRYENCO SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                         THREE MONTHS ENDED      THREE MONTHS ENDED
                                                          NOVEMBER 30, 1995      NOVEMBER 30, 1996
                                                        ---------------------   ---------------------
OPERATING ACTIVITIES
Net income                                              $            60        $           143
Adjustments to reconcile net income
   to net cash provided (used) by operating activities:

      Depreciation                                                  188                    291
      Amortization                                                  121                     77
      Changes in operating assets and liabilities:

        Accounts receivable                                         220                    926
        Costs and estimated earnings in excess of
          billings on uncompleted contracts                         861                    347
        Inventories                                                (690)                  (457)
        Income taxes                                                (31)                  (292)
        Prepaid expenses and other assets                             9                    (84)
        Accounts payable                                            253                   (358)
        Accrued expenses                                            (32)                   399
                                                            -----------          -------------
Net cash provided (used) by operating activities                    959                    992
                                                           ------------          -------------


INVESTING ACTIVITIES

Purchases of property and equipment                               (197)                  (174)
                                                           -----------           -------------

Net cash (used) by investing activities                           (197)                  (174)
                                                           ------------          -------------


FINANCING ACTIVITIES

Payments of long-term debt                                        (400)                (8,522)
Borrowings                                                          --                  7,640
Dividends paid on preferred stock                                  (22)                   (25)
                                                           -----------          -------------
Net cash (used) by financing activities                           (422)                  (907)

Net increase (decrease) in cash and cash equivalents               340                    (89)
Cash and cash equivalents at beginning of period                   632                    111
                                                           ------------         -------------

Cash and cash equivalents at end of period              $           972        $           22
                                                           ------------         -------------
                                                           ------------         -------------

Supplementary disclosure of cash flow information:
   Cash paid for interest                               $           202        $          265
   Cash paid for taxes                                              100                   375

Supplementary disclosures of noncash financing
 activity:
   Issuance of preferred stock in consideration
      for dividend payable                              $            --        $            7


                             CRYENCO SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996
                                   (Unaudited)

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1996.

2.  INVENTORIES

    Inventories (in thousands) consisted of the following:

                                                  AUGUST 31,         NOVEMBER 30,
                                                     1996                1996
                                                  ----------         -----------
Raw materials                                     $    3,344        $      3,149
Finished goods and work-in-process                     1,139               1,791
                                                  ----------        ------------
                                                       4,483               4,940
Less reserve for obsolescence                          (150)               (150)
                                                  ----------        ------------
                                                  $    4,333        $      4,790
                                                  ----------        ------------
                                                  ----------        ------------



3.  LONG-TERM DEBT

    Long-term debt at November 30, 1996 is comprised of the following:

                                                              (In thousand)
                                                              --------------
Note payable bearing interest at 14%, subordinated
   unsecured.  Interest and principal payments of $275,000
   are payable quarterly.                                     $        1,425
Term loan maturing December 31, 1998 bearing interest
   at the reference rate (as defined in the loan agreement)
   plus 3/4% (9.0 at November 30, 1996) payable monthly.
   Principal payments of $12,806 are payable monthly.                    576
Revolving credit facility maturing December 31, 1998
   bearing interest at the reference rate (as defined in the
   loan agreement) plus up to an additional 1.0% depending upon
   financial performance (8.75% at November 30, 1996).                 6,673
Other                                                                    460
                                                                ------------
                                                                       9,134
Less current portion                                                   1,386
                                                                ------------

                                                              $        7,748
                                                                ------------
                                                                ------------

   The Company must comply with certain financial covenants in connection with its long-term debt, including the maintenance of certain financial ratios and restrictions on dividends. The Company was out of compliance with one of these financial covenants at November 30, 1996, and has received a waiver for this violation covering an indefinite time period.

4. EARNINGS PER SHARE

     Net earnings per share is computed using the weighted average number of shares of common stock outstanding for the period. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. In calculating net earnings per share, preferred dividends of $23,916 and $22,293 reduced the net earnings available to common stockholders for the three months ended November 30, 1996 and 1995, respectively. Fully diluted net earnings per common share is not significantly different from primary net earnings per common share.

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. Discussions containing such forward-looking statements may be found in the materials set forth below in 'Management's Discussion and Analysis of Financial Condition and Results of Operations.' The Company's actual results could differ materially from those anticipated in the forward-looking statements.

Results of Operations - Three Months Ended
November 30, 1995 and November 30, 1996

   Contract revenue decreased 8.4% to $6.6 million for the three months ended November 30, 1996 from $7.3 million for the three months ended November 30, 1995. The decrease is the result of decreases in revenue from industrial gas trailers, large horizontal storage tanks and LNG fueling stations, which decreased $466,000, $433,000 and $198,000, respectively, over the corresponding period in the prior year. The Company does not believe that these decreases are indicative of a long-term trend. These decreases were offset somewhat by increased revenues from TVAC'r' intermodal containers and spares, which increased $285,000 and $234,000, respectively, over the corresponding 1995 period.

   Gross profit for the three months ended November 30, 1996 increased 22.1% to $1.6 million, or 24.1% of contract revenue, from $1.3 million, or 18.1% of contract revenue, for the three months ended November 30, 1995. The gross profit improved despite the reduction in revenue due to increased gross margins in most product categories, particularly industrial trailers.

   Selling, general and administrative expenses increased 27.0% to $889,000 for the three months ended November 30, 1996 from $700,000 for the three months ended November 30, 1995, and increased as a percentage of contract revenue to 13.4% from 9.6% during the same period. This increase is primarily due to increased sales expenses, as well as additional depreciation expense related to computer and communication equipment. Research and development costs decreased to $161,000 for the three months ended November 30, 1996 from $202,000 for the three months ended November 30 1995. This decrease is primarily the result of the decrease in expenditures for the Company's TADOPTR development. Amortization expense decreased to $61,000 for the three months ended November 30, 1996 from $86,000 for the three months ended November 30, 1995, as these costs were fully amortized at August 31, 1996.

   Interest expense for the three months ended November 30, 1996 increased 15.3% to $272,000 from $236,000 for the three months ended November 30, 1995. This increase is due to increased levels of borrowing offset somewhat by lower rates of interest. Other non-operating items were virtually unchanged from the same period of the prior year.

   Income tax expense increased to $84,000 for the three months ended November 30, 1996 from $34,000 for the three months ended November 30, 1995. The expense in both years is the result of taxable income for the periods and estimated annual tax rates.

   The resulting net income increased to $143,000 for the three months ended November 30, 1996 from $60,000 for the corresponding prior year period. This improvement is the result of the cumulative effect of the above factors.

Liquidity and Capital Resources

   At November 30, 1996, the Company's working capital was $9.2 million, which represented a current ratio of 2.8 to 1. Also, the Company's outstanding indebtedness under the Credit Agreement with FBS Business Finance Corporation ("FBS") was $7.2 million, of which $576,000 represented term indebtedness and $6.7 million represented revolving indebtedness. At November 30, 1996, the Company's outstanding indebtedness to The CIT Group/Equity Investments, Inc. ("CIT") was $1.4 million which represented subordinated indebtedness.

   Cash flow from operations for the three months ended November 30, 1996 resulted in cash provided in the amount of $992,000 compared to cash provided of $959,000 in the same period of the prior year. In the current three month period, cash was provided by net income and by decreases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. These increases in cash were somewhat offset by cash used for increased inventories and decreased accounts payable.

   The Company must comply with certain financial covenants in connection with its long-term debt, including the maintenance of certain financial ratios and restrictions on dividends. The Company was out of compliance with one of these financial covenants at November 30, 1996, and has received a waiver from FBS for this violation covering an indefinite time period.

   The Company believes that its existing capital resources, together with cash flow from future operations will be sufficient to meet its short term working capital needs. Additional financing may be required for future expansion of operations, as necessary.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits

         Exhibit        Description of Exhibits
         -------        ----------------------

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

            *27         Financial  Date  Schedule   pursuant  to  Article  5  of
                        Regulation S-X filed with EDGAR filing only.

               (b) No reports on Form 8-K have been filed during the quarter ended November 30, 1996.

----------------
* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CRYENCO SCIENCES, INC.
                                                  (Registrant)

                                       By: /s/ Alfred Schechter
                                           ----------------------------
                                           Alfred Schechter, Chairman
                                           of the Board, Chief Executive
                                           Officer and President

                                           /s/ James A. Raabe
                                           -----------------------------
                                           James A. Raabe,
                                           Chief Financial Officer

January 13, 1997

           Exhibit            Description of Exhibits                     Page
           -------            -----------------------                     ----

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

            *27 Financial Date Schedule pursuant to Article 5 of Regulation S-X filed with EDGAR filing only.

----------------
* Filed herewith


                               STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as ......................'r'