Form 10-Q
period 1997-02-28
CRYENCO SCIENCES INC
filed 1997-04-11
CIK 798044

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

                         Commission file number 0-14996

                             CRYENCO SCIENCES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                         52-1471630
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

3811 Joliet Street, Denver, Colorado                                       80239
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

               Registrant's telephone number, including area code:
                                 (303) 371-6332

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----      -----

             Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: Class A common stock, par value $.01 per share; 6,996,997 shares outstanding as of April 11, 1997.

                      CRYENCO SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION............................................... 3

        Item 1.    Introductory Comments..................................... 3

                  Consolidated Balance Sheets
                  August 31, 1996 and February 28, 1997...................... 4

                  Consolidated Statements of Operations
                  Three Month and Six Month Periods Ended
                  February 29, 1996 and February 28, 1997.................... 6

                  Consolidated Statements of Cash Flows
                  Six Month Periods Ended February 29, 1996
                  and February 28, 1997...................................... 7

                  Notes to Consolidated Financial Statements................. 8

        Item 2.   Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations..............................................11

PART II - OTHER INFORMATION..................................................14

        Item 4.   Submission of Matters to a Vote of Security-Holders........14

        Item 6.   Exhibits and Reports on Form 8-K...........................15

SIGNATURES...................................................................20


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

                             CRYENCO SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                         AUGUST 31,    FEBRUARY 28,
                                                           1996           1997
                                                         ---------     ------------
                                                                       (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                              $   111        $    50
   Accounts receivable, trade (Note 2)                      5,352          6,337
   Accounts receivable, affiliate (Note 2)                  1,423           --
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                      3,944          3,066
   Inventories (Note 3)                                     4,333          5,942
   Prepaid expenses                                            57            125
                                                          -------        -------
Total current assets                                       15,220         15,520

Property and equipment:
   Leasehold improvements                                     739            865
   Machinery and equipment                                  5,355          5,229
   Office furniture and equipment                           1,231          1,389
                                                          -------        -------
                                                            7,325          7,483
   Less accumulated depreciation                            3,099          3,642
                                                          -------        -------
                                                            4,226          3,841

Property on operating leases                                  604             54
Deferred financing costs                                      120             87
Goodwill                                                    5,226          5,151
Other assets                                                  308            255
                                                          -------        -------
Total assets                                              $25,704        $24,908
                                                          =======        =======


                             CRYENCO SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                          AUGUST 31,  FEBRUARY 28,
                                                             1996       1997
                                                           --------   ---------
                                                                     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $  2,224    $  2,551
   Accrued expenses                                           1,123       1,353
   Accrued management fees                                      324         313
   Current portion of long-term debt (Note 4)                 1,382       1,390
   Income tax payable                                           344         109
                                                           --------    --------

Total current liabilities                                     5,397       5,716

Long-term debt, less current portion (Note 4)                 8,634       7,322
                                                           --------    --------
                                                             14,031      13,038
Stockholders' equity:
   Preferred stock, $0.01 par value,
   authorized shares - 2,000,000, preferences,
   limitations and relative rights to be establishe
   the Board of Directors:
       Series A, nonvoting,  150,000 authorized
       shares, 67,838 and 68,517 issued and
       outstanding shares (aggregate liquidation
       preference of $678,380 and $685,170)                       1           1
   Common stock, $0.01 par value:
      Class A, voting, 21,500,000 authorized shares
      6,996,997 shares issued and outstanding                    70          70
      Class B, nonvoting, 1,500,000 authorized
      shares, none issued or outstanding                         --          --
   Additional paid-in capital                                14,020      14,027
   Warrants                                                     169         169
   Retained earnings (deficit)                               (2,587)     (2,397)
                                                           --------    --------
Total stockholders' equity                                   11,673      11,870
                                                           --------    --------
Total liabilities and stockholders' equity                 $ 25,704    $ 24,908
                                                           --------    --------
                                                           --------    --------


                             CRYENCO SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                     THREE MONTHS ENDED   THREE MONTHS ENDED      SIX MONTHS ENDED      SIX MONTHS ENDED
                                     FEBRUARY 29, 1996    FEBRUARY 28, 1997       FEBRUARY 29, 1996     FEBRUARY 28, 1997
                                     ------------------   ------------------      -----------------     -----------------
Contract revenue                         $     8,929          $     6,191          $    16,187          $    12,838
Cost of revenue                                7,193                5,045               13,139               10,087
                                         -----------          -----------          -----------          -----------
Gross profit                                   1,736                1,146                3,048                2,751

Selling, general and
   administrative expenses                       840                  598                1,539                1,486
Research and development
   expenses                                      229                  169                  431                  330
Amortization expense                              86                   60                  172                  121
                                         -----------          -----------          -----------          -----------
Operating income                                 581                  319                  906                  814

Other (income) expense:
   Interest income                              --                   --                     (1)                --
   Interest expense                              204                  219                  440                  491
   Other expense, net                             (1)                 (52)                  (5)                 (56)
                                         -----------          -----------          -----------          -----------
Income from operations before
   income taxes and
   extraordinary item                            378                  152                  472                  379
Income tax expense                               139                   56                  174                  140
                                         -----------          -----------          -----------          -----------
Income from operations before
   extraordinary item                            239                   96                  298                  239
Extraordinary item (net of
   income tax benefit of $54)
   (Note 5)                                      (93)                --                    (93)                --
                                         -----------          -----------          -----------          -----------
Net income                               $       146          $        96          $       205          $       239
                                         ===========          ===========          ===========          ===========

Earnings per common and
   common equivalent share
   (Note 6)

   Income from operations
     before extraordinary item           $      0.03          $      0.01          $      0.03          $      0.03
   Extraordinary item                          (0.01)                --                  (0.01)                --
                                         -----------          -----------          -----------          -----------
   Net income                            $      0.02          $      0.01          $      0.02          $      0.03
                                         ===========          ===========          ===========          ===========

Weighted average number of
   shares and common
   equivalent shares outstanding           7,316,766            7,180,094            7,320,111            7,204,109
                                         ===========          ===========          ===========          ===========



                             CRYENCO SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                               SIX MONTHS ENDED    SIX MONTHS ENDED
                                                               FEBRUARY 29, 1996   FEBRUARY 28, 1997
                                                               -----------------   -----------------
OPERATING ACTIVITIES
Net income                                                          $    205          $    239
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation                                                       399               544
      Amortization                                                       378               154
      Changes in operating assets and liabilities:
        Accounts receivable                                           (1,386)              419
        Costs and estimated earnings in excess of
          billings on uncompleted contracts                            1,323               877
        Inventories                                                      287            (1,609)
        Income taxes                                                      93              (235)
        Prepaid expenses and other assets                               (169)              (62)
        Accounts payable                                                (735)              528
        Accrued expenses                                                 235                44
                                                                    --------          --------

Net cash provided by operating activities                                630               899
                                                                    --------          --------

INVESTING ACTIVITIES
Purchases of property and equipment                                     (380)             (158)
Proceeds from sale of operating lease property                            --               550
                                                                    --------          --------
Net cash provided (used) by investing activities                        (380)              392
                                                                    --------          --------

FINANCING ACTIVITIES
Payments of long-term debt                                            (9,679)          (15,781)
Borrowings                                                             9,486            14,477
Dividends paid on preferred stock                                        (44)              (48)
                                                                    --------          --------
Net cash (used) by financing activities                                 (237)           (1,352)
                                                                    --------          --------

Net increase (decrease) in cash and cash equivalents                      13               (61)
Cash and cash equivalents at beginning of period                         632               111
                                                                    --------          --------

Cash and cash equivalents at end of period                          $    645          $     50
                                                                    --------          --------
                                                                    --------          --------
Supplementary disclosure of cash flow information:
   Cash paid for interest                                           $    377          $    471
   Cash paid for taxes                                                   100               375

Supplementary disclosures of noncash financing activity:
   Issuance of common stock in exchange for warrants
      exercised                                                     $      2          $     --
   Issuance of preferred stock in consideration for dividen
      payable                                                             --                 7
   Equipment acquired and financed under capital leases                  304                --



                             CRYENCO SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997
                                   (Unaudited)

1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1996.

2.      ACCOUNTS RECEIVABLE

        Certain amounts presented in Accounts receivable, affiliates at August 31, 1996 have been reclassified to Accounts receivable, trade at February 28, 1997, due to an ownership change in Applied LNG Technologies USA, LLC ("ALT"). During the quarter the Company sold its 49% interest in ALT to an affiliate of Golden Spread Energy, Inc., the 51% owner in ALT, for $49,000.

3.      INVENTORIES

        Inventories (in thousands) consisted of the following:


                                                    AUGUST 31,        FEBRUARY 28,
                                                       1996               1997
                                                      ------             -----
Raw Materials                                         $ 3,344           $ 3,395
Finished goods and work-in-process                      1,139             2,877
                                                      -------           -------
                                                        4,483             6,272
Less reserve for obsolescence                            (150)             (330)
                                                      -------           -------
                                                      $ 4,333           $ 5,942
                                                      -------           -------
                                                      -------           -------


4.      LONG-TERM DEBT

        Long-term debt (in thousands) at February 28, 1997 is comprised of the following:

Note payable bearing interest at 14%, subordinated
   unsecured.  Interest and principal payments of $275,000
   are payable quarterly                                                  $1,150

Term loan maturing December 31, 1998 bearing interest
   at the reference rate (as defined in the loan agreement)
   plus 3/4% (9.0% at February 28, 1997) payable monthly
   Principal payments of $12,806 are payable monthly                         538

Revolving credit  facility  maturing  December 31, 1998
   bearing  interest at the reference rate (as defined in the loan agreement)  plus up to an additional 1.0% depending upon
   financial performance (8.75% at February 28, 1997)                      6,596
Other                                                                        428
                                                                          ------

                                                                           8,712
Less current portion                                                       1,390
                                                                          ------
                                                                          $7,322
                                                                          ------
                                                                          ------


        The Company must comply with certain financial covenants in connection with its long-term debt, including the maintenance of certain financial ratios and restrictions on dividends.

5.      EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT

        As a result of the early retirement of the Chemical Bank debt and the partial payment on The CIT Group/Equity Investments, Inc. note, the Company recognized an extraordinary expense of $93,000 (net of the related tax benefit of $54,000) for the write down of deferred financing expenses related to these debts during the three months ended February 29, 1996.

6.      EARNINGS PER SHARE

        Net earnings per share is computed using the weighted average number of shares of common stock outstanding for the period. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. In calculating net earnings per share, preferred dividends of $23,916 and $47,568 reduced the net earnings available to common stockholders for the three months and six months ended February 28, 1997, respectively. Fully diluted net earnings per common share is not significantly different from primary net earnings per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. Discussions containing such forward-looking statements may be found in the materials set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's actual results could differ materially from those anticipated in the forward-looking statements.

Results of Operations - Three and Six Months Ended
February 29, 1996 and February 28, 1997

        Contract revenue decreased 30.7% to $6.2 million for the three months ended February 28, 1997 from $8.9 million for the three months ended February 29, 1996. Contract revenue for the first six months of the 1997 fiscal year decreased 20.7% to $12.8 million from $16.2 million for the same period of the preceding year. The quarterly decrease is the result of decreases in revenues from industrial gas and LNG trailers, MRI cryostats and components, and LNG fueling stations, which decreased $2.6 million, $837,000 and $340,000, respectively, over the corresponding period in the prior year. The Company does not believe that these decreases are indicative of a long-term trend. These decreases were offset somewhat by increased revenues from TVAC'r' intermodal containers and large horizontal storage tanks, which increased $699,000 and $525,000, respectively, over the corresponding 1996 period. For the six month period the decrease was primarily the result of the decrease in revenues from industrial gas and LNG trailers, MRI cryostats and components, and LNG fueling stations, which decreased $3.1 million, $1.1 million and $538,000, respectively, over the corresponding six month period in the prior year. These decreases were offset somewhat by increased revenues from TVAC'r' intermodal containers, spares and special cryogenic equipment, which increased $1.0 million, $191,000 and $136,000, respectively, over the corresponding 1996 period.

        Gross profit for the three months ended February 28, 1997 decreased 34.0% to $1.1 million, or 18.5% of contract revenue, from $1.7 million, or 19.4% of contract revenue, for the three months ended February 29, 1996. Gross profit for the first six months of the 1997 fiscal year decreased 9.7% to $2.8 million, or 21.4% of contract revenue, from $3.0 million, or 18.8% of contract revenue, for the same period of the previous year. The gross profit decrease for the quarter was the result of the reduced revenues combined with losses on LNG fueling station sales and unabsorbed manufacturing overhead expenses due to the reduced level of shop activity. For the six month period the decrease was primarily due to the reduced revenues and increased warranty costs, which were offset somewhat by the increased gross profit percentage.

        Selling, general and administrative expenses decreased 28.8% to $598,000 for the three months ended February 28, 1997 from $840,000 for the three months ended February 29, 1996, and increased as a percentage of contract revenue to 9.7% from 9.4% during the same period. Selling, general and administrative expenses for the first six months of fiscal 1997 decreased 3.4% to $1.49 million, or 11.6% of contract revenue, from $1.54 million, or 9.5% of contract revenue, in the corresponding period in the prior year. The quarterly decrease is primarily due to the unaccrued reimbursement for sales expenses related to Applied LNG Technologies USA, LLC. Research and development costs decreased to $169,000 for the three months ended February 28, 1997 from $229,000 for the three months ended February 29, 1996, and to $330,000 for the first six months of fiscal 1997 compared to $431,000 for the comparable period of the prior year. This decrease is primarily the result of the decrease in expenditures for new
LNG products, which is partially offset by increased expenditures for the Company's TADOPTR development. Amortization expense decreased to $60,000 for the three months ended February 28, 1997 from $86,000 for the three months ended
February 29, 1996, and to $121,000 for the first six months of fiscal 1997 compared to $172,000 for the comparable period of the prior year due to the completion of the organization cost amortization in the prior year.

        Interest expense for the three months ended February 28, 1997 increased 7.4% to $219,000 from $204,000 for the three months ended February 29, 1996 and increased 11.6% to $491,000 for the first six months of the 1997 fiscal year from $440,000 for the same period of the preceding year. This increase is primarily due to increased levels of borrowing. Other non-operating items resulted in income of $52,000 for the three months ended February 28, 1997, compared to income of $1,000 in the comparable period of 1996, and income of $56,000 in the first six months of this year compared to income of $5,000 for the first six months of the 1996 fiscal year. The increase in income for both periods is attributable to the $49,000 profit on the sale of the Company's interest in Applied LNG Technologies USA, LLC.

        Income tax expense decreased to $56,000 for the three months ended February 28, 1997 from $139,000 for the three months ended February 29, 1996 and to $140,000 for the first six months of the fiscal year from $174,000 for the first six months of the prior year. The expense in both years is the result of taxable income for the periods and estimated annual tax rates.

        The resulting net income decreased to $96,000 for the three months ended February 28, 1997 from $146,000 for the corresponding prior year period, and increased to $239,000 for the six months ended February 28, 1997 from $205,000 for the corresponding six month period of the prior year. This change is the result of the cumulative effect of the above factors.

Liquidity and Capital Resources

        At February 28, 1997 the Company's working capital was $9.8 million, which represented a current ratio of 2.7 to 1. Also, the Company's outstanding indebtedness under the Credit Agreement with FBS Business Finance Corporation ("FBS") was $7.1 million, of which $538,000 represented term indebtedness and $6.6 million represented revolving indebtedness. At February 28, 1997 the Company's outstanding indebtedness to The CIT Group/Equity Investments, Inc. was $1.2 million which represented subordinated indebtedness.

        Cash flow from operations for the six months ended February 28, 1997 resulted in cash provided in the amount of $899,000 compared to cash provided of $630,000 in the same period of the prior year. In the current year, cash was provided primarily by the net income and by decreases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts and an increase in accounts payable. These increases in cash were somewhat offset by cash used for increased inventories. In the six months ended February 29, 1996 cash was provided primarily by net income and non-cash expenses.

        The Company believes that its existing capital resources, together with cash flow from future operations will be sufficient to meet its short term working capital needs. Additional financing may be required for future expansion of operations.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        The Company held its annual meeting of stockholders on January 23, 1997. The matters submitted to a vote of the Company's stockholders were (i) the election of five directors and (ii) ratification of the appointment of Ernst & Young LLP as independent auditors for the 1997 fiscal year.

        The Company's stockholders re-elected the entire Board of Directors consisting of Alfred Schechter, Jerome L. Katz, Russell R. Haines, Burton J. Ahrens and Ajit G. Hutheesing.

        The Company's stockholders ratified the Board of Director's appointment of Ernst & Young LLP as the Company's independent auditors for the 1997 fiscal year by a vote of 5,521,430 for, 55,851 against and 10,450 abstaining.

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

    *27 Financial Data Schedule pursuant to Article 5 of Regulation S-X filed with EDGAR filing only.




----------------
* Filed herewith

    (b) No reports on Form 8-K have been filed during the quarter ended February 28, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CRYENCO SCIENCES, INC.
                                                        (Registrant)



                                                By: /s/ Alfred Schechter
                                                   _____________________________
                                                   Alfred Schechter, Chairman
                                                   of the Board, Chief Executive
                                                   Officer and President

                                                   /s/ James A. Raabe
                                                   _____________________________
                                                   James A. Raabe,
                                                   Chief Financial Officer

April 11, 1997

                                  EXHIBIT INDEX



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