Form 10-Q
period 1997-05-31
CRYENCO SCIENCES INC
filed 1997-07-14
CIK 798044

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1997


                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    ------------

                         Commission file number 0-14996

                             CRYENCO SCIENCES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                    52-1471630
--------------------------------            ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

3811 Joliet Street, Denver, Colorado                                     80239
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

               Registrant's telephone number, including area code:
                                 (303) 371-6332

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No____

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: Class A common stock, par value $.01 per share; 7,062,422 shares outstanding as of July 11, 1997.

                      CRYENCO SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION......................................   3

      Item 1.  Financial Statements.................................   3

             Introductory Comments..................................   3

             Consolidated Balance Sheets
             August 31, 1996 and May 31, 1997 ......................   4

             Consolidated Statements of Operations
             Three Month and Nine Month Periods Ended
             May 31, 1996 and May 31, 1997..........................   6

             Consolidated Statements of Cash Flows
             Nine Month Periods Ended May 31, 1996
             and May 31, 1997.......................................   7

             Notes to Consolidated Financial Statements.............   8

      Item 2.   Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations.......................................  11


PART II - OTHER INFORMATION.........................................  14

     Item 6.    Exhibits and Reports on Form 8-K....................  14

SIGNATURES  ........................................................  19

                      CRYENCO SCIENCES, INC. AND SUBSIDIARY

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Introductory Comments:

         The Consolidated Financial Statements included herein have been prepared by Cryenco Sciences, Inc. (the "Company"), without audit, pursuant to 9the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these Consolidated Financial Statements be read in conjunction with the financial information set forth in the Company's Annual Report for the fiscal year ended August 31, 1996.

                             CRYENCO SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                              AUGUST 31,              MAY 31,
                                                                 1996                   1997
                                                                ------                ------
                                                                                    (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                   $  111                $  426
    Accounts receivable, trade                                   5,352                 4,510
    Accounts receivable, affiliate                               1,423                   --
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                          3,944                 2,666
    Inventories (Note 2)                                         4,333                 5,558
    Prepaid expenses                                                57                   100
                                                               -------               -------
Total current assets                                            15,220                13,260

Property and equipment:
    Leasehold improvements                                         739                   867
    Machinery and equipment                                      5,355                 5,306
    Office furniture and equipment                               1,231                 1,421
                                                               --------            ---------
                                                                 7,325                 7,594
    Less accumulated depreciation                                3,099                 3,810
                                                              --------             ---------
                                                                 4,226                 3,784

Property on operating leases                                       604                    51
Deferred financing costs                                           120                    56
Goodwill                                                         5,226                 5,114
Other assets                                                       308                   199
                                                             ---------             ---------
Total assets                                                 $  25,704             $  22,464
                                                             =========             =========


                             CRYENCO SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                  AUGUST 31,           MAY 31,
                                                                     1996               1997
                                                                 -----------         -----------
                                                                                     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $      2,224        $      1,490
   Accrued expenses                                                    1,123               1,431
   Accrued management fees                                               324                 323
   Current portion of long-term debt (Note 3)                          1,382                 294
   Income tax payable                                                    344                  --
                                                                 -----------         -----------
Total current liabilities                                              5,397               3,538

Long-term debt, less current portion (Note 3)                          8,634               6,964
                                                                 -----------         -----------
                                                                      14,031              10,502
Stockholders' equity:
    Preferred stock, $0.01 par value,
    authorized shares - 2,000,000, preferences,
    limitations and relative rights to be established by
    the Board of Directors:
        Series A, nonvoting, 150,000 authorized shares,
        67,838 and 68,517 issued and outstanding shares
        (aggregate liquidation preference of $678,380
        and $685,170)                                                      1                  1
    Common stock, $0.01 par value:
       Class A, voting, 21,500,000 authorized shares,
       6,996,997 shares issued and outstanding                            70                 70
       Class B, nonvoting, 1,500,000 authorized
       shares, none issued or outstanding                                 --                 --
    Additional paid-in capital                                        14,020             14,027
    Warrants                                                             169                169
    Retained earnings (deficit)                                       (2,587)            (2,305)
                                                                 -----------        -----------
Total stockholders' equity                                            11,673             11,962
                                                                 -----------        -----------
Total liabilities and stockholders' equity                      $     25,704        $    22,464
                                                                 ===========         ==========


                             CRYENCO SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                               Three months ended      Three months ended      Nine months ended      Nine months ended
                                   May 31, 1996            May 31, 1997           May 31, 1996           May 31, 1997
                                   ------------            ------------           ------------           ------------
Contract revenue                  $     8,232            $     7,680             $    24,420             $    20,518
Cost of revenue                         6,405                  6,409                  19,544                  16,496
                                   ----------             ----------              ----------              ----------
Gross profit                            1,827                  1,271                   4,876                   4,022

Selling, general and
    administrative expenses               894                  1,024                   2,433                   2,510
Research and development
    expenses                              277                    (14)                    708                     315
Amortization expense                       87                     59                     259                     181
                                   ----------             ----------              ----------              ----------
Operating income                          569                    202                   1,476                   1,016

Other (income) expense:
    Interest income                        --                     --                      (1)                     --
    Interest expense                      226                    231                     666                     722
    Other expense, net                      5                   (213)                      1                    (269)
                                   ----------             ----------              ----------              ----------

Income from operations before
    income taxes and
    extraordinary item                    338                    184                     810                     563

Income tax expense                        126                     68                     300                     208
                                   ----------             ----------              ----------              ----------

Income from operations before
    extraordinary item                    212                    116                     510                     355
Extraordinary item (net of
    income tax benefit of $54)
    (Note 4)                               --                     --                     (93)                     --
                                   ----------             ----------              ----------              ----------
Net income                        $       212            $       116             $       417             $       355
                                   ==========             ===========             ==========              ==========
Earnings per common and
    common equivalent share
    (Note 5)

    Income from operations
      before extraordinary item  $      0.03             $      0.01             $     0.06              $      0.04
    Extraordinary item                    --                      --                  (0.01)                      --
                                  ----------              ----------              ---------               ----------
    Net income                   $      0.03             $      0.01             $     0.05              $      0.04
                                  ==========              ==========              =========               ==========


Weighted average number of
    shares and common
    equivalent shares outstanding
                                   7,318,413               7,188,423              7,320,789               7,203,180
                                  ==========              ==========              =========               =========


                             CRYENCO SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                         MAY 31, 1996         MAY 31, 1997
                                                                         ------------         ------------
OPERATING ACTIVITIES
Net income                                                                $    417             $    355
Adjustments to reconcile net income
    to net cash used by operating activities:
       Depreciation                                                            611                  868
       Amortization                                                            482                  245
       Gain from sale of assets                                                 --                 (259)
       Changes in operating assets and liabilities:
         Accounts receivable                                                (3,894)               2,265
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                                1,941                1,278
         Inventories                                                            14               (1,226)
         Income taxes                                                           33                 (344)
         Prepaid expenses and other assets                                    (159)                  (1)
         Accounts payable                                                     (958)                (735)
         Accrued expenses                                                      190                  315
                                                                          --------             --------
Net cash provided (used) used by operating activities                       (1,323)               2,761
                                                                          --------             --------

INVESTING ACTIVITIES
Purchases of property and equipment                                         (1,510)                (380)
Proceeds from sale of assets                                                    --                  765
                                                                          --------             --------
Net cash provided (used) by investing activities                            (1,510)                 385
                                                                          --------             --------

FINANCING ACTIVITIES
Payments of long-term debt                                                 (17,309)             (25,180)
Borrowings                                                                  19,684               22,421
Dividends paid on preferred stock                                              (67)                 (72)
                                                                          --------             --------
Net cash provided (used) by financing activities                             2,308               (2,831)
                                                                          --------             --------
Net increase (decrease) in cash and cash equivalents                          (525)                 314
Cash and cash equivalents at beginning of period                               632                  111
                                                                          --------             --------
Cash and cash equivalents at end of period                                $    107             $    426
                                                                          ========             ========

Supplementary disclosure of cash flow information:
    Cash paid for interest                                                $    590             $    679
    Cash paid for taxes                                                        319                  562

Supplementary disclosure of noncash financing activity:
    Issuance of preferred stock in consideration for dividends
      payable                                                             $      2             $      7
    Equipment acquired and financed under capital leases                       304                   --


                             CRYENCO SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997
    (Unaudited, except information for the fiscal year ended August 31, 1996)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1996.

2.       INVENTORIES

         Inventories (in thousands) consisted of the following:

                                                     AUGUST 31,     MAY 31,
                                                       1996          1997
                                                      ------        -----
Raw Materials                                         $3,344        $3,997
Finished goods and work-in-process                     1,139         1,683
                                                      ------        ------
                                                       4,483         5,680
Less reserve for obsolescence                           (150)         (122)
                                                      ------        ------
                                                      $4,333        $5,558
                                                      ======        ======

3.       LONG-TERM DEBT

         Long-term debt (in thousands) at May 31, 1997 is comprised of the following:

Termloan maturing December 31, 1998 bearing interest at
    the reference rate (as defined in the loan
    agreement) plus 3/4% (9.25% May 31, 1997) payable
    monthly. Principal payments of $12,806 are payable
    monthly.                                                                 499

Revolving credit facility maturing December 31, 1998
    bearing interest at the reference rate (as defined
    in the loan agreement) plus up to an additional
    1.0% depending upon financial performance (9.0% at
    May 31, 1997).                                                         6,363
Other                                                                        396
                                                                          ------
                                                                           7,258
Less current portion                                                         294
                                                                          ------
                                                                          $6,964
                                                                          ======




         On April 10, 1997, the Company prepaid the outstanding balance ($1,150,000) of the note payable to The CIT Group/Equity Investments, Inc. ("CIT").

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

5.       EARNINGS PER SHARE

         Net earnings per share is computed using the weighted average number of shares of common stock outstanding for the period. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. In calculating net earnings per share, preferred dividends of $24,718 and $71,746 reduced the net earnings available to common stockholders for the three months and nine months ended May 31, 1997, respectively. Fully diluted net earnings per common share is not significantly different from primary net earnings per common share.

6.       RECENT DEVELOPMENTS

         On April 30, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Chart Industries, Inc. ("Chart") and certain of Chart's wholly-owned subsidiaries pursuant to which the Company will become an indirect, wholly-owned subsidiary of Chart (the "Merger"). As a result of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive $2.75 in cash, without interest. The Merger Agreement and the Merger are subject to approval by the stockholders of the Company. A Special Meeting of the Company's stockholders is scheduled for July 31, 1997 in order to vote upon approval and adoption of the Merger Agreement and the transactions contemplated thereby.

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

Results of Operations - Three and Nine
Months Ended May 31, 1996 and May 31, 1997

         Contract revenue decreased 6.7% to $7.7 million for the three months ended May 31, 1997 from $8.2 million for the three months ended May 31, 1996. Contract revenue for the first nine months of the 1997 fiscal year decreased 16.0% to $20.5 million from $24.4 million for the same period of the preceding year. The quarterly decrease is the result of decreases in revenue from industrial gas and LNG trailers, MRI cryostats and components, and LNG dispensing equipment, which decreased $1.4 million, $834,000 and $141,000, respectively, over the corresponding period in the prior year. The Company does not believe that these decreases are indicative of a long-term trend. These decreases were offset somewhat by increased revenues from TVAC'r' intermodal containers which increased $1.7 million over the corresponding 1996 period. For the nine month period the decrease was primarily the result of the decrease in revenues from industrial gas and LNG trailers, MRI cryostats and components, and LNG dispensing equipment, which decreased $4.5 million, $2.0 million and $679,000, respectively, over the corresponding nine month period in the prior year. These decreases were offset somewhat by increased revenues from TVAC'r' intermodal containers and cryogenic spares, which increased $2.7 million and $327,000, respectively, over the corresponding 1996 period.

         Gross profit for the three months ended May 31, 1997 decreased 30.4% to $1.3 million, or 16.5% of contract revenue, from $1.8 million, or 22.2% of contract revenue, for the three months ended May 31, 1996. Gross profit for the first nine months of the 1997 fiscal year decreased 17.5% to $4.0 million, or 19.6% of contract revenue, from $4.9 million, or 20.0% of contract revenue, for the same period of the previous year. The gross profit decrease for the quarter was the result of the reduced revenues combined with lower sales prices on trailers and unabsorbed manufacturing overhead expenses due to the reduced level of shop activity. For the nine month period the decrease was primarily due to the reduced revenues and increased unabsorbed manufacturing overhead expenses.

         Selling, general and administrative expenses increased $14.5% to $1.0 million for the three months ended May 31, 1997 from $894,000 for the three months ended May 31, 1996, and increased as a percentage of contract revenue to 13.3% from 10.9% during the same period. Selling, general and administrative expenses for the first nine months of fiscal 1997 increased 3.2% to $2.5 million or 12.2% of contract revenue from $2.4 million or 10.0% of contract revenue compared to the corresponding period in the prior year. The increase is primarily due to the legal and consulting expenses related to the anticipated merger with Chart Industries, Inc., and to a lesser extent is due to increased sales expenses. Research and development costs decreased to $(14,000) for the three months ended May 31, 1997 from $277,000 for the three months ended May 31, 1996, and to $315,000 for the first nine months of fiscal 1997 compared to $708,000 for the comparable period of the prior year. The credit in the current period is due to the timing of billings for the reimbursement of TADOPTR development costs under a development contract. The decrease in expenses for both the three and nine month periods is primarily the result of the decrease in expenditures for the development of new LNG products compared to the prior year. Amortization expense decreased to $59,000 for the three months ended May 31, 1997 from $87,000 for the three months ended May 31, 1996, and to $181,000 for the first nine months of fiscal 1997 compared to $259,000 for the comparable period of the prior year due to the completion of the organization cost amortization in the prior year.

         Interest expense for the three months ended May 31, 1997 increased 2.2% to $231,000 from $226,000 for the three months ended May 31, 1996 and increased 8.4% to $722,000 for the first nine months of the 1997 fiscal year from $666,000 for the same period of the preceding year. This increase in the current quarter is due to increased debt issuance cost amortization due to the repayment of the balance of the subordinated debt during the quarter. The cumulative increase is primarily due to an increased average level of borrowing. Other non-operating items resulted in income of $213,000 for the three months ended May 31, 1997, compared to an expense of $5,000 in the comparable period of 1996, and income of $269,000 in the first nine months of this fiscal year compared to an expense of $1,000 for the first nine months of the 1996 fiscal year. The increase in income in the current period is the result of a gain on the sale of capital equipment. In addition, the increase in income in the nine month period includes a $49,000 profit on the sale of the Company's interest in Applied LNG Technologies USA, LLC.

         Income tax expense decreased to $68,000 for the three months ended May 31, 1997 from $126,000 for the three months ended May 31, 1996 and to $208,000 for the first nine months of this fiscal year from $300,000 for the first nine months of the prior year. The expense in both years is the result of taxable income for the periods and estimated annual tax rates.

         The resulting net income decreased to $116,000 for the three months ended May 31, 1997 from $212,000 for the corresponding prior year period, and decreased to $355,000 for the nine months ended May 31, 1997 from $510,000 for the corresponding nine month period of the prior year. This change is the result of the cumulative effect of the above factors.

Liquidity and Capital Resources

         At May 31, 1997, the Company's working capital was $9.7 million, which represented a current ratio of 3.7 to 1. Also, the Company's outstanding indebtedness under the Credit Agreement with FBS Business Finance Corporation was $6.9 million, of which $499,000 represented term indebtedness and $6.4 million represented revolving indebtedness.

         Cash flow from operations for the nine months ended May 31, 1997 resulted in cash provided in the amount of $2.8 million compared to cash used of $1.3 million in the same period of the prior year. In the current year, cash was provided primarily by the decreases in accounts receivable and by net income. In the nine months ended May 31, 1996 cash was used to increase accounts receivable, which was somewhat offset by the decrease in costs and estimated earnings in excess of billings on uncompleted contracts and by net income.

         The Company believes that its existing capital resources, together with cash flow from future operations will be sufficient to meet its short term working capital needs. Additional financing may be required for future expansion of operations.

Recent Developments

         On April 30, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Chart Industries, Inc. ("Chart") and certain of Chart's wholly-owned subsidiaries pursuant to which the Company will become an indirect, wholly-owned subsidiary of Chart (the "Merger"). As a result of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive $2.75 in cash, without interest. The Merger Agreement and the Merger are subject to approval by the stockholders of the Company. A Special Meeting of the Company's stockholders is scheduled for July 31, 1997 in order to vote upon approval and adoption of the Merger Agreement and the transactions contemplated thereby.

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

      *10.1 Second Amendment dated as of January 13, 1997 between FBS Business Finance Corporation, Cryenco, Inc., the Company and Cryenex, Inc., amending the Credit and Security Agreement dated as of December 19, 1995, as amended (the "Credit Agreement").

      *10.2 Third Amendment dated as of April 9, 1997 between FBS Business Finance Corporation, Cryenco, Inc., the Company and Cryenex, Inc., amending the Credit Agreement.

      10.3 Plan and Agreement of Merger dated as of April 30, 1997 among Chart Industries, Inc., Greenville Tube Corporation, Chart Acquisition Company, Inc. and the Company, incorporated by reference to Annex A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on July 1, 1997.

      *27 Financial Data Schedule pursuant to Article 5 of Regulation S-X filed with EDGAR filing only.

----------------
* Filed herewith

      (b) No reports on Form 8-K have been filed during the quarter ended May 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CRYENCO SCIENCES, INC.
                                                     (Registrant)


                                                By: /s/ Alfred Schechter
                                                   -----------------------------
                                                   Alfred Schechter, Chairman
                                                   of the Board, Chief Executive
                                                   Officer and President


                                                   /s/ James A. Raabe
                                                   -----------------------------
                                                   James A. Raabe,
                                                   Chief Financial Officer

July 14, 1997

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

 *10.1 Second Amendment dated as of January 13, 1997 between FBS Business Finance Corporation, Cryenco, Inc., the Company and Cryenex, Inc., amending the Credit and Security Agreement dated as of December 19, 1995, as amended (the "Credit Agreement").

 *10.2     Third Amendment dated as of April 9, 1997 between FBS
           Business Finance Corporation, Cryenco, Inc., the Company and Cryenex, Inc., amending the Credit Agreement.

  10.3 Plan and Agreement of Merger dated as of April 30, 1997 among Chart Industries, Inc., Greenville Tube Corporation, Chart Acquisition Company, Inc. and the Company, incorporated by reference to Annex A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on July 1, 1997.

 *27 Financial Data Schedule pursuant to Article 5 of Regulation S-X filed with EDGAR filing only.

----------------
* Filed herewith